Form 10QSB
period 1995-09-30
AMERICAN EDUCATIONAL PRODUCTS INC
filed 1995-11-20
CIK 790069

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1995

                                  OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
        For the transition period from  ______________ to _____________

                                         Commission file number: 0-16310


                      AMERICAN EDUCATIONAL PRODUCTS, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


              COLORADO                                     84-1012129
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                 Identification number)

  3101 IRIS AVENUE, SUITE 215, BOULDER, COLORADO             80301
     (Address of principal executive offices)              (Zip Code)

                                  (303) 443-0020
                            (Issuer's telephone number)


               -----------------------------------------------------
                Former name, former address, and former fiscal year,
                           if changed since last report


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes X  No
              ---    ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.   Yes     No
                                                                   ---     ---

                  APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 10, 1995 the Company had 4,150,658 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes    No  X
                                                               ---    ---

                                 INDEX

                   PART I.    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
       Consolidated Balance Sheet as of September 30, 1995 and          2
         December 31, 1994

       Consolidated Statement of Operations for the three and           3
         nine months ended September 30, 1995 and
         September 30, 1994

       Consolidated Statement of Cash Flows for the three and           5
         nine months ended September 30, 1995 and
         September 30, 1994

       Consolidated Statement of Stockholders' Equity from              7
         January 1, 1995 through September 30, 1995

       Notes to Consolidated Financial Statements                       8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

       Liquidity and Capital Resources                                  9

       Results of Operations                                           10


                     PART II.    OTHER INFORMATION

ITEM 1.  Legal Proceedings                                             13

ITEM 2.  Changes in Securities                                         13

ITEM 3.  Defaults upon Senior Securities                               13

ITEM 4.  Submission of Matters to a vote of security holders           13

ITEM 5.  Other Information                                             13

Item 6.  Exhibits and Reports on Form 8-K                              13


                     AMERICAN EDUCATIONAL PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEET
               AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                                    September 30,  December 31,
                                                                        1995           1994
                                   ASSETS                            (Unaudited)
                                                                    -------------  ------------
CURRENT ASSETS
   Cash                                                             $   362,000   $   220,000
   Trade receivables, net of allowance of $123,000 and $202,000       2,902,000     2,223,000
   Income tax refunds receivable                                        304,000       317,000
   Inventories                                                        3,736,000     4,562,000
   Prepaid catalog cost                                                 677,000     1,089,000
   Other                                                                423,000       139,000
                                                                    -----------   -----------
      TOTAL CURRENT ASSETS                                            8,404,000     8,550,000

PROPERTY AND EQUIPMENT, net of $2,551,000 and $1,985,000              4,735,000     5,132,000

VIDEO LIBRARY, net of $690,000 and $402,000                           2,569,000     2,623,000

INTANGIBLE ASSETS, net                                                2,549,000     2,842,000

OTHER ASSETS                                                            156,000       184,000
                                                                    -----------   -----------

TOTAL ASSETS                                                        $18,413,000   $19,331,000
                                                                    ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Note payable                                                     $ 3,963,000   $ 3,337,000
   Current maturities of long term debt                               1,086,000     1,433,000
   Accounts payable                                                   1,634,000     2,258,000
   Accrued expenses                                                     383,000       410,000
                                                                    -----------   -----------
      TOTAL CURRENT LIABILITIES                                       7,066,000     7,438,000

LONG TERM DEBT, less current maturities                               3,017,000     3,703,000

DEFERRED INCOME TAXES                                                   558,000       519,000

STOCKHOLDERS' EQUITY
   Preferred Stock; $.01 par value; 50,000,000 shares authorized;
      none issued or outstanding                                            -             -
   Common Stock; $.01 par value; 100,000,000 shares authorized;
      4,150,618 and 4,072,097 shares issued and outstanding              42,000        41,000
   Additional paid in capital                                         6,016,000     5,905,000
   Retained earnings                                                  1,714,000     1,725,000
                                                                    -----------   -----------
      TOTAL STOCKHOLDERS' EQUITY                                      7,772,000     7,671,000
                                                                    -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                         $18,413,000   $19,331,000
                                                                    ===========   ===========

                     AMERICAN EDUCATIONAL PRODUCTS, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994
                                  (Unaudited)




                                                  September 30,  September 30,
                                                      1995           1994
                                                  -------------  -------------
INCOME:
  Net sales                                        $5,176,000     $6,521,000
  Cost of goods sold                                2,962,000      3,429,000
                                                   ----------     ----------
    Gross profit                                    2,214,000      3,092,000

OPERATING EXPENSES:
  Catalog costs                                       782,000        926,000
  Other marketing                                     626,000        554,000
                                                   ----------     ----------
    Total marketing                                 1,408,000      1,480,000

  General and administrative                          551,000      1,082,000
                                                   ----------     ----------
    Total Operating Expenses                        1,959,000      2,562,000
                                                   ----------     ----------

OPERATING INCOME                                      255,000        530,000

OTHER INCOME (EXPENSE):
  Other income                                         19,000         16,000
  Interest expense                                   (228,000)      (220,000)
                                                   ----------     ----------
    Net other income (expense)                       (209,000)      (204,000)
                                                   ----------     ----------

INCOME BEFORE INCOME TAXES                             46,000        326,000

Income tax  (expense)                                 (17,000)      (121,000)
                                                   ----------     ----------

NET INCOME                                            $29,000       $205,000
                                                   ----------     ----------

Earnings per common and common share equivalent         $0.01          $0.05
                                                   ==========     ==========
Average number of common and common
  equivalent shares outstanding                     4,216,000      4,134,000
                                                   ==========     ==========

                     AMERICAN EDUCATIONAL PRODUCTS, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994
                                  (Unaudited)




                                                     September 30,  September 30,
                                                         1995           1994
                                                     -------------  -------------
INCOME:
  Net sales                                            $15,563,000  $16,231,000
  Cost of goods sold                                     8,771,000    8,494,000
                                                       -----------  -----------
    Gross profit                                         6,792,000    7,737,000

OPERATING EXPENSES:
  Catalog costs                                          2,048,000    2,377,000
  Other marketing                                        2,002,000    1,488,000
                                                       -----------  -----------
    Total marketing                                      4,050,000    3,865,000

  General and administrative                             2,148,000    2,754,000
                                                       -----------  -----------
    Total Operating Expenses                             6,198,000    6,619,000
                                                       -----------  -----------
OPERATING INCOME                                           594,000    1,118,000

OTHER INCOME (EXPENSE):
  Other income                                              68,000       47,000
  Interest expense                                        (679,000)    (466,000)
                                                       -----------  -----------
    Net other income (expense)                            (611,000)    (419,000)
                                                       -----------  -----------

INCOME (LOSS) BEFORE INCOME TAXES                          (17,000)     699,000

Income tax (expense)                                         6,000     (259,000)
                                                       -----------  -----------
NET INCOME (LOSS)                                         $(11,000)    $440,000
                                                       ===========  ===========

Earnings (loss) per common and common share equivalent       $0.00        $0.11
                                                       ===========  ===========
Average number of common and common
   equivalent shares outstanding                         4,166,000    4,166,000
                                                       ===========  ===========

                  AMERICAN EDUCATIONAL PRODUCTS, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
  for the Three Months ended September 30, 1995 and September 30, 1994
                               (Unaudited)

                                                      September 30,        September 30,
                                                          1995                 1994
                                                      -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $  29,000             $ 205,000
   Adjustments to reconcile net income
     to cash provided by operating activities:
      Depreciation and amortization                       393,000               290,000
      Change in allowance for doubtful accounts           (34,000)               87,000
      Change in deferred income taxes                      20,000                25,000

      Decrease (increase) in operating assets:
         Accounts receivable                              192,000              (431,000)
         Inventories                                      632,000               833,000
         Prepaid catalog costs                            464,000              (690,000)
         Other                                           (169,000)              (22,000)

      Increase (decrease) in operating liabilities:
         Accounts payable                                (652,000)             (432,000)
         Accrued expenses                                 (40,000)              (16,000)
         Income taxes payable                                -                    6,000
                                                        ---------             ---------
   Net cash provided (used) by operating activities       835,000              (145,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                     (32,000)             (298,000)
   Cost incurred for video production                     (68,000)             (292,000)
                                                        ---------             ---------
   Net cash provided (used) by investing activities      (100,000)             (590,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable and long term debt            -                  888,000
   Payments of notes payable and long term debt          (887,000)             (198,000)
   Net proceeds from the sale of stock                     28,000                49,000
                                                        ---------             ---------
   Net cash provided (used) by financing activities      (859,000)              739,000
                                                        ---------             ---------
NET INCREASE (DECREASE) IN CASH                          (124,000)                4,000

Cash, at beginning of period                              486,000               173,000
                                                        ---------             ---------
Cash, at end of period                                  $ 362,000             $ 177,000
                                                        =========             =========

                  AMERICAN EDUCATIONAL PRODUCTS, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
 for the Nine Months ended September 30, 1995 and September 30, 1994
                                (Unaudited)

                                                      September 30,        September 30,
                                                          1995                 1994
                                                      -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                  $   (11,000)          $   440,000
   Adjustments to reconcile net income
     to cash provided by operating activities:
      Depreciation and amortization                     1,147,000               797,000
      Change in allowance for doubtful accounts           (79,000)               40,000
      Change in deferred income taxes                      39,000                25,000

      Decrease (increase) in operating assets:
         Accounts receivable                             (600,000)           (1,227,000)
         Inventories                                      826,000            (1,478,000)
         Prepaid catalog costs                            412,000              (994,000)
         Other                                           (243,000)              (98,000)

      Increase (decrease) in operating liabilities:
         Accounts payable                                (624,000)              902,000
         Accrued expenses                                 (27,000)               85,000
         Income taxes payable                                -                   (6,000)
                                                      -----------           -----------
   Net cash provided (used) by operating activities       840,000            (1,514,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                    (169,000)             (596,000)
   Cost incurred for video production                    (234,000)             (468,000)
   Cash paid for acquisitions                                -                 (498,000)
   Sale of marketable securities                             -                   50,000
                                                      -----------           -----------
   Net cash provided (used) by investing activities      (403,000)           (1,512,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable and long term debt       1,209,000             3,366,000
   Payments of notes payable and long term debt        (1,616,000)             (494,000)
   Net proceeds from the sale of stock                    112,000               132,000
                                                      -----------           -----------
   Net cash provided (used) by financing activities      (295,000)            3,004,000
                                                      -----------           -----------
NET INCREASE (DECREASE) IN CASH                           142,000               (22,000)

Cash, at beginning of period                              220,000               199,000
                                                      -----------           -----------
Cash, at end of period                                $   362,000           $   177,000
                                                      ===========           ===========

                    AMERICAN EDUCATIONAL PRODUCTS, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 January 1, 1995 through September 30, 1995
                                (Unaudited)

Caption>
                                                                  Additional
                                        Number                       Paid
                                          of          Common          in              Retained
                                        Shares        Stock         Capital           Earnings          Total
                                      ---------      -------      ----------         ----------      ----------
Balance as of  January 1, 1995        4,072,097      $41,000      $5,905,000         $1,725,000      $7,671,000

Sale of common stock under the
   employee stock purchase plan          53,061        1,000          85,000              -              86,000

Exercise of Options                      25,500         -             26,000              -              26,000

Net loss                                  -             -             -                 (11,000)        (11,000)
                                      ---------      -------      ----------         ----------      ----------

Balance as of September 30, 1995      4,150,658      $42,000      $6,016,000         $1,714,000      $7,772,000
                                      =========      =======      ==========         ==========      ==========

                       AMERICAN EDUCATIONAL PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1 -- PRESENTATION

In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position of the Company as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

NOTE 2 -- NOTES PAYABLE AND LONG TERM DEBT

The Company has several borrowing arrangements with its bank. A revolving line of credit agreement provides working capital up to a maximum of $4,000,000 and is subject to certain restrictions and a sufficiency of collateral calculation. This agreement is contained within a ninety day renewable note. The current agreement has been renewed through January 15, 1996.

There are several long term borrowing agreements with the bank which are payable in installments approximating $65,000 per month plus accrued interest. The bank has renewed these agreements through November 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
SEPTEMBER 30, 1995 COMPARED TO DECEMBER 31, 1994

During the third quarter of 1995, American Educational Products, Inc. (the "Company") continued to experience a shortage of liquidity and capital resources. As a result, the Company continued its efforts to reduce expenditures and conserve cash. Those efforts consisted of several specific actions, including reduction in inventory purchases, selling, marketing, general and administrative staff reductions, and reduced spending on catalogs. Please see Results of Operations.

Although the Company's efforts to reduce cash expenditures had a positive impact, cash flows from operations were lower than previous historic levels. However, the Company was able to meet its obligations during the first nine months of 1995 primarily due to the cooperation it received from its major vendors, who provided extended payment terms and increased credit limits, and from its bank, which provided a supplemental working capital line of credit.

As of September 30, 1995, the Company had borrowings under its working capital line of credit facilities totaling
$3,963,000. Approximately $3,300,000 was collateralized by accounts receivable and inventory under the borrowing base provisions of the primary line. The remaining $663,000 was borrowed under a supplemental line of credit collateralized by substantially all of the Company's assets. The bank continues to renew the primary line every 90 days (the next maturity date is January 15, 1996). Maximum borrowing available under the facilities is $4,000,000.

In addition to the working capital line of credit, substantially all of the Company's long term debt is payable to its primary bank under various note agreements. The agreements require monthly payments of approximately $65,000 plus accrued interest. The bank has extended the maturity date of the note agreements to November 30, 1996.

As of and subsequent to September 30, 1995, the Company has borrowed all the funds available under its various bank loan agreements. The Company has worked with the bank to establish acceptable borrowing limits and repayment schedules and believes that it will be able to reduce its borrowings in the normal course of business. However, there can be no guarantees that the Company will achieve its cash flow and repayment objectives. Should the Company fail to meet the bank's requirements, the bank has the right to foreclose on substantially all the Company's assets. Such an event would have material adverse consequences to the Company and its stockholders.

To raise additional capital, the Company has undertaken the registration of 250,000 shares of its $0.01 par value common stock that are issuable by the Company pursuant to the exercise of Common Stock warrants held by two (2) investors. The warrants are exercisable at a purchase price of $2.00 per share. The transaction is expected to close in the fourth quarter of fiscal 1995. However, there can be no assurances that the Company will be able to successfully register the warrants or that the warrantholders will exercise the warrants in a timely fashion, if at all. Assuming the successful registration and subsequent exercise of the warrants, the proceeds from the offering will be used to reduce borrowings and accounts payable to vendors. The Company is also evaluating other sources of capital, including the sale of certain assets.

As of September 30, 1995, the Company had working capital of $1,338,000 and a current ratio of 1.19. Compared to December 31, 1994, these computations indicate a slight improvement over working capital of $1,112,000 and a current ratio of 1.15.

Total assets decreased 5% from $19,331,000 at December 31,
1994 to $18,413,000 at September 30, 1995.

Accounts receivable increased $679,000 (31%) from $2,223,000 at December 31, 1994 to $2,902,000 at September 30, 1995.
This increase is consistent with increased sales to educational institutions and educational dealers during third quarter of 1995 versus fourth quarter of 1994.

Inventories decreased from $4,562,000 at the end of 1994 to $3,736,000 at September 30, 1995, a decrease of $826,000 (18%). The reduction is a result of the Company's inventory control program begun in the third quarter of 1994. Under this program, inventory purchases have been reduced by better matching of inventory purchases to sales demand, by purchasing more frequently, and by purchasing smaller quantities on each purchase order.

Prepaid catalog costs decreased $412,000, or 38%, to $677,000. This decrease is due to normal amortization of prepaid catalog costs during the period of $2,048,000 offset by spending on new catalogs of $1,636,000. During the same period in 1994, prepaid catalog costs increased $1,019,000. The increase for 1994 reflected spending of $3,396,000 offset by amortization of $2,377,000.

Net property and equipment decreased $397,000, primarily as a result of depreciation expense offset by additions of $169,000. Video and film library costs decreased $54,000, which consists of amortization of $288,000 offset by additional investment in video products of $234,000. Other intangible assets decreased by $293,000 due to amortization.

During the period from December 31, 1994 to September 30,
1995, total liabilities decreased from $11,660,000 to $10,641,000, a decrease of $1,019,000 or nearly 9%.

Accounts payable decreased $624,000 (28%) from $2,258,000 at December 31, 1994 to $1,634,000 at September 30, 1995. The
decrease is consistent with reduced spending on inventory and catalogs.

Total long term debt (including current maturities) was $4,103,000 at September 30, 1995. The decrease of
$1,103,000 (20%) from December 31, 1994 reflects normal monthly payments.

During the nine months, stockholder equity increased $101,000, or 1%, from $7,671,000 to $7,772,000. The sale of additional common stock to employees under the employee stock purchase plan plus the exercise of outstanding options totaled $112,000. Offsetting the increase was a net loss for the period of $11,000.


RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE
MONTHS ENDED SEPTEMBER 30, 1994

The Company's revenues were $5,176,000 in the third three months of 1995, a decrease of $1,345,000, compared to the same period 1994 revenues of $6,521,000. It is estimated that $250,000 of the decrease was caused by decreased catalog mailings. Also, the Company's 1995 marketing strategy was to increase unit volume by lowering certain sales prices at Churchill Media and Summit Learning.
Although unit volume has increased, the increase has not been sufficient to offset the lower selling prices. In addition, sales of certain earth science products have declined because of increased competition. The Company has begun a program to recapture lost earth science sales.

The cost of goods sold for the quarter ended September 30, 1995 was $2,962,000, a decrease of 14% from the prior year figure of $3,429,000. Thus, consolidated gross profits for the third quarter of 1995 were $2,214,000, a decrease of $878,000, or 28%, from the prior year amount of $3,092,000.
As a percent of sales, the gross margin decreased from 47% in 1994 to 43% in 1995. The decrease in margin percent was primarily a result of reductions in selling prices. In addition, certain raw material cost increases have had a negative effect on margins.

Catalog costs decreased $144,000 (16%) from the third quarter of 1994, reflecting the Company's reduced catalog expenditures.

Other marketing costs increased by $72,000 (13%) over the quarter ended September 30, 1994. The increase was primarily the result of additional marketing efforts at Churchill. As a percentage of sales, these costs were 12% in 1995 and 9% in 1994.

General and administrative expenses were $551,000, a decrease of $531,000 (49%) from the third quarter of 1994
G & A expense of $1,082,000. This reflects the ongoing management effort to reduce overhead expenses. As a percent of sales, third quarter G & A expenses were 11% in 1995 and 17% in 1994.

Total operating costs decreased 24% from $2,562,000 in the third three months of 1994 to $1,959,000 in 1995. As a percentage of sales, total operating costs decreased from 39% in 1994 to 38% for the third quarter of 1995. To reduce its costs, the Company reduced its selling, marketing, general and administrative staff by 21 positions; consolidated operations into smaller facilities; and reduced spending on catalogs. The $603,000 operating expense decrease in the third quarter of 1995 indicates the impact of the cost reduction plan. Similarly, fourth quarter 1995 operating expenses are expected to be lower than expenses in the 1994 fourth quarter.

The operating income for the three months ending September 30, 1995 was $255,000, compared to $530,000 in the same quarter of the prior year, a decrease of $275,000. The primary cause of this change was the decreased gross profits offset by decreased spending on operating expenses.

Interest expense of $228,000 in the third quarter of 1995 was similar to interest expense of $220,000 in 1994.

Pretax income was $46,000 for the quarter ended September
30, 1995, compared to pretax income of $326,000 for the three months ended September 30, 1994.

The net income for the third three months of 1995 was $29,000, compared with net income of $205,000 in the same period of 1994. Income per share was $0.01 for 1995, a $0.04 decrease from third quarter 1994's earnings per share of $0.05.


NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE
MONTHS ENDED SEPTEMBER 30, 1994

The Company acquired certain assets of Churchill Films during the first quarter of 1994. The assets acquired were used to form a new media division doing business as Churchill Media ("Churchill"). The results of operations for the nine months ended September 30, 1994 included only seven months of operations of Churchill. All comparisons of 1995 with 1994 are affected by this acquisition.

The Company's revenues were $15,563,000 in the first nine months of 1995, a decrease of $668,000, or 4%, from the same period 1994 revenues of $16,231,000. Churchill's sales were $2,029,000 for the nine months of 1995 versus $2,224,000 for the seven months of 1994. The educational video market suffered from an adverse industry environment during 1995 and Churchill had difficulty overcoming the difficulties encountered. In addition, both Churchill and Summit Learning, Inc. reduced certain sales prices after market research indicated such reductions would increase sales. Although some unit sales have increased, the increase has not been sufficient to offset the reduced selling prices.

The cost of goods sold for the nine months ended September 30, 1995 was $8,771,000, an increase of 3% over the prior year figure of $8,494,000. Thus, consolidated gross profit for the first three quarters of 1995 was $6,792,000, a decrease of $945,000, or 12%, from the prior year gross profit of $7,737,000. As a percent of sales, the gross margin decreased from 48% in 1994 to 44% in 1995. The decrease in margin percent was primarily a result of the selling price changes discussed previously. In addition, cost increases at the manufacturing division have reduced margins. Gross profits at Churchill were $1,120,000 for the first nine months of 1995 compared to $1,532,000 for the seven months ended September 30, 1994.

Catalog costs decreased $329,000 (14%) from the first three quarters of 1994, reflecting reduced catalog spending levels. These costs were 13% of sales in the first nine months of 1995 and 15% in 1994. In 1995, expenditures for fall catalogs mailed to educational institutions were reduced by $1,350,000. It is estimated that the reduced fall mailing will reduce sales by $1,500,000 during the third and fourth quarters of 1995. Since the 1995 fall catalog program was designed to solicit sales from the most responsive mailing lists, it is believed that the 1995 program will have a higher response rate and greater profits than the 1994 program. In contrast, expenditures for the 1995 consumer Christmas catalog were increased by $225,000 and related sales are expected to increase approximately $600,000.

Other marketing costs increased by $514,000 (35%) over the same three quarters ended September 30, 1994. Ninety-nine percent (99%) of the increase can be attributed to increased marketing efforts at Churchill Media. As a percentage of sales, these costs were 13% in 1995 and 9% in 1994.

General and administrative expenses were $2,148,000 a decrease of $606,000 (22%) from the 1994 expense of $2,754,000. As a percent of sales, G & A expenses were 14% in 1995, and 17% in 1994.

Total operating costs decreased 6% from $6,619,000 in the first nine months of 1994 to $6,198,000 in 1995.
Churchill's operating expenses increased $16,000 during the period while the other divisions reduced operating expenses. As a percentage of sales, total operating costs decreased from 41% in 1994 to 40% in 1995. The reasons for the operating expense decreases in the nine month period are the same as those discussed for the three months ending September 30, 1995.

The operating income for the nine months ending September
30, 1995 was $594,000, compared to an operating income of $1,118,000 in the same period of the prior year, a decrease of $524,000, or 47%.

Interest expense increased from $466,000 in the first nine months of 1994 to $679,000 in the first nine months of 1995, an increase of $213,000, or 46%. The increased interest expense resulted from higher interest rates, higher debt levels caused by the 1994 acquisitions, as well as increased borrowings under the working capital line of credit.

Pretax loss was $17,000 for the nine months ended September
30, 1995, compared to pretax income of $699,000 for the first three quarters of 1994.

The effective tax rate for both 1995 and 1994 was 37%, including the effect of both federal and state income taxation.

The net loss for the first nine months of 1995 was $11,000, compared with net income of $440,000 in the same period of 1994. Loss per share was less than $0.01 for 1995, an $0.11 decrease from 1994's earnings per share of $0.11.

For three years prior to 1995, inflation did not have any material effect on the Company's operations. In 1995, price increases in postage and paper effected the catalog mailing program. Also in 1995, increases for plastic and formed metal parts had a negative impact on margins. While the Company has been able to partially mitigate the impact of such cost increases through design changes and improved factory efficiencies, it has not been able to completely offset the cost increases and the result has been lower profitability.

The Company historically has experienced significant seasonality in its sales primarily due to the purchasing cycle of educational institutions. Typically, the first and fourth fiscal quarters each generate approximately 20% of annual sales, with the second and third fiscal quarters each generating approximately 30% of annual sales. There was a shift to additional sales in the fourth quarter of 1993 and

1994 as a result of the Company's efforts to penetrate the consumer market. This shift is likely to continue in 1995, so that the first quarter will become the weakest sales period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.




                     PART  II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
No legal proceedings have been filed on behalf of or against the Company nor have any claims been made.


ITEM 2.  CHANGES IN SECURITIES
None.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES
None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.


ITEM 5.  OTHER INFORMATION
None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
Exhibits:  None.
Reports on Form 8-K:  None

                                SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN EDUCATIONAL PRODUCTS, INC.


Dated:  NOVEMBER 20, 1995     By: /s/ PAUL D. WHITTLE
                                  --------------------------
                                  Paul D. Whittle, Chief Executive Officer
                                  and President


Dated:  NOVEMBER 20, 1995     By: /s/ FRANK L. JENNINGS
                                  --------------------------
                                  Frank L. Jennings, Chief Financial Officer
                                  and Vice President of Finance