Form 10KSB
period 1995-12-31
AMERICAN EDUCATIONAL PRODUCTS INC
filed 1996-04-10
CIK 790069

                                     FORM 10-KSB

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

               [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1995
                                          OR

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                   to

Commission file number: 0-16310
                        -------

                         AMERICAN EDUCATIONAL PRODUCTS, INC.
                         -----------------------------------
                (Exact Name of Registrant as Specified in its Charter)

    COLORADO                                              84-1012129
- --------------------                                ------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                Identification number)

5350 MANHATTAN CIRCLE, SUITE 210, BOULDER, COLORADO        80303
- ---------------------------------------------------        -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (303) 543-0123
                                                     --------------

             Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------              -----------------------------------------
            None                                       None


             Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.01 PAR VALUE
                         ----------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

The Registrant's revenues for the year ended December 31, 1995 were $20,333,000.

As of March 15, 1996, the aggregate market value of the Common Stock of the Registrant based upon the closing prices of the Common Stock as quoted by NASDAQ (symbol "AMEP") held by non-affiliates of the Registrant was approximately $5,206,540. As of March 15, 1996, there were 4,165,232 shares of the Common Stock of the Registrant outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

The Registrant hereby incorporates herein by reference the following documents:

    PART III

    Item  9.  Directors and Executive Officers of the Registrant.

    Item 10.  Executive Compensation.

    Item 11.  Security Ownership of Certain Beneficial Owners and Management.

    Item 12.  Certain Relationships and Related Transactions.

    The foregoing are incorporated by reference from the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders, which will be filed in an amendment within 120 days of December 31, 1995.

    ITEM 13.  EXHIBITS

    1. Incorporated by reference in the Registrant's Post Effective Amendment No. 5 to Registration Statement on Form S-18 filed with the Securities and Exchange Commission and declared effective on July 1, 1987.

    2. Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission, and declared effective on August 4, 1992.

    3. Incorporated by reference from the Registrant's Current Report on Form 8-K dated March 11, 1994 and filed with the Commission on March 24, 1994.

    4. Incorporated by reference from the Registrant's Current Report on Form 8-K dated December 20, 1995 and filed with the Commission on January 4, 1996.

                                        PART I

ITEM 1.   DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

American Educational Products, Inc. ("AMEP" or the "Company") was organized in 1986 with the primary purpose of merging with or acquiring one or more businesses. Its first acquisition was of an educational products manufacturer, Scott Resources Inc. ("Scott"), shortly after the Company completed an initial public offering of its securities in 1986. Since that first acquisition, the Company has focused its efforts on the education industry. AMEP is a leading developer of hands-on educational materials and multi-media products for students, teachers, and parents. The Company has a broad base of proprietary products which are primarily used to educate students from pre-school through high school (the "K - 12" market).

The Company's mission is to manufacture and distribute products which help teachers increase their effectiveness in the classroom, facilitate students' learning through the joy of inquiry and discovery, and encourage parental participation in their children's education. The Company's manipulative products allow teachers to use the hands-on approach to education, consistent with a major industry trend away from exclusive reliance on textbooks.

Since 1986, the Company has expanded its operations to include a direct mail distribution company, a second manufacturing facility producing science products and maps, and a facility engaged in video production and distribution. Prior to 1995, sales growth had been achieved by expanding distribution of existing products, developing and acquiring new products, and acquiring other educational product companies. In 1995, sales decreased 4% from the prior year.

The Company adopted a long term growth strategy to develop its product lines and strengthen its market position via acquisition. During 1995 and 1994, the Company experienced significant net losses that have eliminated the Company's access to additional capital to make acquisitions in the near future. For the short-term, AMEP is focusing its efforts on the core competencies of developing and manufacturing manipulative products. It will use the cash flow from these activities to reduce debt. The Company also continually assesses underperforming assets with a view toward disposition.

If the Company is successful in returning to profitability and regaining an acceptable debt to equity ratio, the Company may be able to pursue an acquisition strategy. At that time, the Company may seek acquisition opportunities in the educational and related products market, particularly for math and science products. It believes that the appropriate long-term strategy is to be involved in the consolidation of a fragmented industry.

In 1988, the Company formed Summit Learning, Inc., ("Summit") as a direct mail marketer of educational products. Summit grew rapidly and became the largest division of AMEP. By 1995, Summit had grown so large that it was no longer possible for AMEP to provide adequate working capital. In December, 1995, the assets of Summit were sold. Summit represented about 50% of AMEP consolidated sales.

To add to its existing line of science products, the Company acquired Hubbard Scientific Inc. ("Hubbard") in August, 1991. This leveraged asset acquisition was completed through a two-tiered, asset-based financing in which the Company increased its senior secured revolving credit facility by $700,000, borrowed $3,000,000 under a senior subordinated term note bearing interest at the rate of 23% per annum, and issued $500,000 in redeemable preferred stock to the seller. The Company prepaid and retired the term note, redeemed the preferred stock, and reduced the revolving line of credit in September, 1992, with the proceeds of its secondary public offering.

In September, 1992, the Company completed a secondary public offering of common stock, realizing net proceeds of approximately $4,763,000. Most of the proceeds were used to retire the debt and redeemable preferred stock incurred in connection with its acquisition of Hubbard.

Effective December 31, 1992, the Company acquired certain assets of Redco Science, Inc. ("Redco"). During 1993, the manufacturing operations of Redco were assimilated into the Hubbard facility in Chippewa Falls, Wisconsin. Proceeds from the secondary public offering provided funds for the acquisition.

On March 11, 1994, the Company completed the acquisition of certain assets of Churchill Films, Inc., a producer and distributor of educational videotapes, videodiscs, and films. In connection with the acquisition, the Company formed a multi-media subsidiary, AEP Media Corporation, which assimilated the assets and does business as Churchill Media ("Churchill"). Churchill sells more than 200 original educational titles covering a wide range of subjects, including earth and life sciences, health, history, language arts, early childhood, and teen lifestyle choices. Churchill also distributes a large number of titles developed by other educational film producers. The acquisition was financed primarily through bank debt.

In August, 1994, the Company acquired a raised relief map line previously owned by Kistler, Inc. d.b.a. Kistler Graphics of Denver, Colorado. The product line includes 27 maps which complement the Company's existing line of raised relief maps. The acquisition was financed by bank debt.

Following the sale of Summit, the Company is functionally organized into two operating divisions: Manufacturing and Media. The Manufacturing Division includes Scott and Hubbard and the Media Division is Churchill. Through its operating divisions, the Company develops, manufactures, and distributes educational products to parents, teachers, principals, public and private schools, and school districts throughout the United States and in some selected international locations. Each division has a general manager overseeing its operations and sales/marketing functions. Some administrative functions, such as information systems, accounting, payroll, and insurance have been consolidated into a corporate activity which serves all divisions.

INDUSTRY

According to Lehman Brothers, the education industry is now a $619 billion market in the United States. Furthermore, experts forecast that the education industry in the late 1990s will replace health care as the industry of focus.

America's educational system has been the target of increased attention over the last fifteen years. Continued poor student achievement, despite reform efforts and increased funding, has kept education in the national spotlight since the 1983 release of the National Commission on Excellence in Education of its widely acclaimed report, "A Nation at Risk." Fueled by media attention, the public has become increasingly aware of the need for improving the effectiveness of the education system.

The education industry is undergoing significant change and controversy. Some proposals represent a dramatic new way of thinking about an historic part of civilized culture. The debates to be undertaken now will help determine what students and parents expect from schools; what schools provide for instruction; and how teachers enhance their competency in the subject to be taught.

It can be stated unequivocally that parents, school boards, and legislators have never been so adamant about the need for performance goals, measures, and progress standards for our public and private schools. For example, relative to expectations, teachers have never been under so much pressure to improve teaching of math and science at the elementary and middle schools levels. Also, it can reasonably be said that students, in terms of cognitive and emotional development, are at their most difficult stage in the latter part of these years.

Supplemental instructional materials are needed by schools for several critical reasons. First, teachers with language arts training may not be prepared adequately to teach math and science in elementary and middle-schools. Second, youth at the elementary and middle-school levels learn best developmentally by active use of material they can manipulate physically. A recent report of the Association of American Publishers ranked hands-on tools, such as those marketed by AMEP, as the "most effective (out of ten) in terms of student learning." The same study ranked videos as highly effective (or second out of ten). Textbooks were ranked fifth out of ten.

The segment targeted by AMEP is the supplemental instructional market, which consists of textbooks, hands-on manipulative products, and software.
Educational analysts estimate that this segment is $5.2 billion, of which hands-on products accounted for $1.3 billion and electronic products accounted for $1.5 billion. Most of the remaining spending is for traditional textbooks.

AMEP markets hands-on, manipulative products which help students master basic math skills such as counting, addition, subtraction, multiplication, division, fractions, decimals, and geometry. Prior to the sale of Summit, math products represented about 47% of total AMEP sales. Science products, which cover the basic areas of earth science, life science, and physical science, made up about 38% of sales. Videos made up most of the remaining 15%. With Summit now divested, math products are expected to represent about 15% of sales, science products about 55%, and videos most of the remaining 30% of sales.

AMEP faces some significant challenges in its industry. The industry is volatile, with major publishers merging, software and electronics firms growing fast and creating partnerships, and hands-on, manipulative-producing firms growing steadily but at a slower rate. Many of the smaller companies providing hands-on products are being consolidated. The larger publishing firms are using their market dominance in their strategies to diversify their product offerings.

The trend toward school system decentralization is shifting more decisions to the school building level rather that at the school district, region, or state. Teachers are choosing the curricular materials they need to effectively convey educational concepts while placing the student at the center of the program.
The industry is rethinking its sales and marketing strategies. As a result, the industry faces evolving challenges to reaching individual teachers with high quality, cost effective teaching aids.

Sales of computer related products are growing rapidly, and there is increasing public pressure to improve computer literacy. According to a McKinsey study in 1995, schools lack much of the infrastructure necessary for expanded computer training. For example, schools often lack wiring for modems and many are using outdated computer hardware. Thus a large portion of future school budgets may be devoted to purchases of hardware, software, and peripheral products. AMEP has limited product offerings in this area.

The success of the Company relies upon government funding of educational programs. Most of the funding is provided by state and local governments, although about 7% of the funds come from the federal government. The Company believes that governmental units will continue to increase funding of education to meet an increasing school population. However, there can be no assurance that such funding will continue to increase.


MANUFACTURING DIVISION: SCOTT AND HUBBARD

Scott is a manufacturer of mathematics and earth science products that are used by elementary, middle, and high school students and teachers.

Most of the math products are manipulatives; that is, products that illustrate a particular mathematical concept by providing a concrete or physical object as the focus of instruction. Twelve major math product lines produced by Scott include:

       FRACTION BARS-Registered Trademark- program is a comprehensive series of manipulatives used to introduce and teach fraction concepts.

       DECIMAL SQUARES-Registered Trademark- program teaches decimals and percents through the use of a complete series of objectives, manipulatives, activities, and tests.

       CHIP TRADING-Registered Trademark- activities program uses manipulatives to teach the basic skills of addition, subtraction, multiplication, and division.

       SCOTT GEOBOARDS are wooden or plastic tiles with pin arrays used to teach basic geometric concepts.

       PATTERN BLOCKS and COLOR CUBES are painted wooden or plastic blocks of various shapes, used to teach shapes, counting, and sorting to younger students. They are used to teach angles, fractions, areas, and volumes to older students.

       COLOR TILES are plastic, square tiles used to model basic operations with whole numbers for primary age learners, and to develop patterns and relationships for problem solving skills for intermediate and middle school learners.

       FRACTION INTERACTION-TM- video series includes three videos for teaching fractions. The videos are developed for middle school learners. VideoLabs, a package that combines a video and Scott manipulatives for student activities, and Teacher Packs are also available.

       CLEVER CATCH-TM- is a series of beach balls with math and phonics skills.

       MATH CHASE-TM- is a set of three games to reinforce and extend math skills at multiple levels.

       ALGEBITS-TM- is a set of manipulatives for teaching pre-algebra concepts to middle school learners. Instruction guides are also developed by Scott.

       STRETCH & SHAPE-TM- is a package with Geoboards and activities for an introduction to geometry concepts.

       SUPER TRIANGLES-TM- activities program uses manipulatives to teach whole number concepts and operations.

Other math products developed by Scott include mathematics games, software, reproducible resource books, and teaching aids such as overhead materials.

In 1995, Scott added 21 new items to its line of supplemental mathematics products; including an initial title of a video series and a videolab, middle school products, teacher's guides, and games. Additionally, the packaging for eight products was redesigned to meet the requirements of the retail market.

Scott also manufactures approximately 150 different earth science products that are sold to distributors or directly to schools throughout this country and internationally. The products include rock and mineral collections, fossil specimens, and geological oddities. Over 100 different minerals and 150 rock types are sold in bulk quantities or as individual specimens to customers. In 1995, four new earth science products were introduced.

In 1994, Scott developed six Earth Science VideoLabs, a package that combines a video with lab materials designed so students can duplicate experiments illustrated in the video. In 1995, two VideoLabs and three new earth science video titles were added to its proprietary line, making a total of 28 earth science video titles. Six of these titles were repackaged as an environmental series. Three titles were also introduced as videodiscs extending the product line medium.

Hubbard produces a comprehensive line of high quality earth science, life science, and physical science materials that are specifically designed for classroom use. These products include three-dimensional models of animal and human anatomy, a wide variety of astronomy and earth experiments, and the Jewel line of PlantMobiles, animal cages, and fresh and salt water aquariums. Additionally, the Company is the largest U.S. producer of high quality raised relief maps that are marketed to consumers through a number of sales channels, including map dealers, specialty stores, independent sales representatives, and direct mail. In 1994, the Company acquired the complete raised relief map line previously produced by Kistler Graphics of Denver, Colorado. As a result of this acquisition, Hubbard believes that it sells approximately 90% of the raised relief maps sold in the United States. Hubbard produces approximately 250 different maps. Four new maps were developed in 1995. Aggregate raised relief map sales were less than 5% of consolidated revenues.

During 1995, Hubbard introduced 14 new science products. It also updated or revised 12 existing products. A new line of products was introduced, NATURE FINDER-TM-, which includes a series of hand-held identification tools for learning nature classification skills. This product line is applicable in both institutional and retail markets.

Product development efforts for Scott and Hubbard were consolidated in 1995. Seventy-two total products were developed, including 51 new products and 21 product revisions or repackaged products. The process for improving development has focused on reducing the time from initiation to completion of new products in order to meet critical market windows for introduction. Also included in the process are formal field testing and development of prototypes for pre-sale opportunities. In 1995, sales of products developed or revised during the last three years comprised 8% of consolidated revenues.

Several products manufactured by the Manufacturing Division are under exclusive agreement with national organizations and governmental agencies. All such agreements are subject to periodic renewal. In the aggregate, sales of products manufactured under these agreements are less than 5% of consolidated revenue.

The Manufacturing Division experienced raw material cost increases of approximately 3% during 1995. This cost increase was not entirely passed onto the customers, thus affecting margins adversely.

The raw materials and components used by the Manufacturing Division are purchased from a large number of suppliers. There are a few major vendors that the Division relies on to supply materials and services. If a disruption in supply occurred, alternate vendors could be found; however, delays in production could result. The Division has not experienced any significant supply problems during the last three years.

International marketing is a rapidly growing sales channel of the Manufacturing Division. Such sales are made principally through international educational dealers and are directed by an international sales manager. International sales comprised less than 5% of consolidated revenues.

Retail marketing was expanded in 1995, after initial introduction of new products at the Toy Manufacturers of America (TMA) trade show. This effort has received a favorable initial response from the marketplace, although it is too early to quantify the ultimate impact. The consumer market is both larger and more competitive than the educational market and is dominated by established firms with much greater resources than AMEP. Sales of the Company's product in the retail market are represented by companies like Recreational Equipment, Inc.
(REI) and the Nature Company. Retail sales represented 5% of consolidated revenues. Sixty-five products, plus rock specimens and maps, were developed or repackaged in 1995 for introduction at the 1996 TMA trade show.

The educational industry is inherently seasonal in nature. There are wide variations in sales from month to month and, as a result, accounts receivables, inventories, and accounts payable also vary widely. The summer months are the most active as educational institutions restock their supplemental materials for the next school year. Sales terms are typically net 30 days and orders are normally filled within 14 days.

As of December 31, 1995, the Manufacturing Division had a backlog of orders of $367,000, compared to a backlog of $60,000 at December 31, 1994, and $232,000 at December 31, 1993. Historically, the order backlog at year-end has not been a good indicator of future sales.

MEDIA DIVISION: CHURCHILL

Churchill, acquired by the Company in March 1994, has been a producer of educational films, videos and videodiscs since 1960. Churchill sells primarily to the K-12, public library, college/university, public health, and hospital markets. Churchill's library of proprietary titles accounted for 50% of its 1995 sales, while titles it has acquired from a wide variety of outside producers accounted for 31% of its 1995 sales. Churchill additionally serves as the principal distributor for the 250 title Weston Woods line, which accounted for 10% of 1995 Churchill sales. The distribution agreement with Weston Woods expires August, 1996. Scott/Hubbard product accounted for the remaining 9% of 1995 Churchill sales.

The traditional market for Churchill's products has been regional media and county media centers. As funding has begun to shift away from these centers to districts and individual school sites, Churchill has implemented several new programs to follow the flow of funding. These programs include increased telemarketing and direct mail efforts, along with new volume and duplication pricing programs.

To expand its existing markets, Churchill has added three commissioned sales representatives in order to cover foreign television, foreign institutional sales, and domestic government agencies respectively. In addition, licensing of stock footage to television producers and CD ROM developers has been implemented.

During 1995, Churchill capitalized on the restructuring of many of its competitors by adding 30 acquired titles from other producers to its extensive video library for exclusive distribution, as well as adding 50 acquired titles from other producers for non-exclusive distribution. Additionally, Churchill has produced three new video titles, two new videodisc titles, and completed four revisions of existing titles in 1995. Finally, a new catalog of 50 acquired CD ROM products was distributed in the fourth quarter of 1995 in an effort to capture media dollars being diverted to new technology sales.

As of December 31, 1995, Churchill Media had a backlog of $5,000, compared to a backlog of $14,000 at December 31, 1994. The Company does not believe that year end backlog is a reliable indicator of future sales.

MARKETS AND MARKETING

The U.S. Department of Education, Office of Educational Research and Improvement, publishes an annual report titled PROJECTIONS OF EDUCATION STATISTICS. The report compiles actual historical information and projects certain items for the next ten years. The most recent information indicates that there are 49 million public and private school students and 2.8 million educators. More importantly, the number of new students forecast for grades kindergarten through twelve is predicted to increase to 54 million over the next ten years. The number of teachers is expected to reach 3.3 million by the year 2004. These numbers represent a 10% and 18% increase, respectively.

The Manufacturing Division reaches its target market primarily through the use of 300 distributors who publish and circulate educational product catalogs displaying AMEP products, among others. Relationship marketing with distributors was initiated in 1995 to increase support for dealers in the sales of products manufactured by AMEP. It also sells through direct mail catalogs and independent sales representatives. Scott and Hubbard maintain separate brand-name identifications. The Manufacturing Division has a sales and marketing staff of approximately eight persons working to assist the dealers and distributors.

The Media Division reaches its market through a combination of sales representatives, catalog mailings, and outbound telemarketing.

The Company's marketing efforts also include attending trade shows and teacher's conferences such as Toy Manufacturers of America, the National Council of Teachers of Mathematics, the National Science Teachers' Association, the Educational Dealers and Equipment Supplies Association, the National School Supply and Equipment Association, and World Didac. Marketing efforts for maps includes attendance at the International Map Dealers Association, Outdoor Retailer Association, and American Bookseller Association. Attendance at these exhibitions increases the Company's visibility in the market and affords it the opportunity to meet end users and evaluate the competition.

COMPETITION

Generally, the Company faces competition from many businesses ranging in size from sole proprietorships to large corporations. The products manufactured by these competitors range from textbooks to manipulatives and models. Many of these entities publish catalogs in addition to listing their products in dealer catalogs. Some of the competitors are larger and have greater financial resources than AMEP. The Company believes it meets and exceeds competitive demands by aggressively promoting its products, providing customized product orders, developing new products, and offering products at prices intended to be lower than the industry norm.

Churchill faces competition on two levels: within the universe of companies selling educational technology product, and within the smaller universe of companies selling videos and related products to educational institutions and health agencies.

Educational media, including videos and videodiscs, are considered in the educational market to be "educational technology." Therefore, distributors of videos and related products are in direct competition for the education dollar with distributors of computer software, CD-ROM's, computer networking services, and other educational technology products. Churchill believes that educational videos will retain a major share of the market for some time to come because of the large installed base of videocassette recorders in schools, because teachers are familiar with the technology, because videos can be shown to groups of students rather than to just one or two at a time, and because the video image remains a superior teaching tool.

Within the universe of distributors of similar education media, Churchill faces competition from both producers and distributors that have traditionally marketed similar products to the same market as Churchill; some of these companies, such as Encyclopedia Britannica or Coronet, have considerably larger libraries and are substantially bigger than Churchill. Still other competitors, like National Geographic or Disney, enjoy the advantage of the nationally recognized brand name. Churchill also faces competition from building level resellers, such as

Cambridge Educational, which sell products from many distributors at very competitive prices. A final category of competitor includes textbook publishers, who are financing production of videos and vidediscs specifically to correlate with their textbook titles. Nonetheless, Churchill has a proven record of competence at distributing curriculum and health education materials. The Company feels that it can capitalize on this record to successfully move the Churchill product line into new markets.

Scott directly competes with products such as Attribute Blocks, Cuisinaire Rods, and Base 10 Blocks in math products. In science products, Scott's principal direct competitors in the market are Ward's Natural Science Establishment and Geo-Science, although some hobby outlets and science supply houses have begun to enter this market.

Hubbard encounters a significant amount of direct competition for many of its classroom products. Some of the product lines are similar in quality and price to items manufactured by others. Two product lines, Jewel and raised relief maps, enjoy a somewhat unique market niche. The Jewel product line of high quality aquariums, cages, and botany apparatus is designed to meet extreme requirements of scientific experimentation and demonstration. The Company is not aware of any competitors producing comparable quality items for the school market. However, these products are priced significantly higher than lower quality alternatives. Similarly, Hubbard produces raised relief maps which provide a unique cartographic perspective. However, raised relief maps are significantly more expensive than flat maps of the same cartographic image.

The Company believes that the educational marketplace has become more competitive in the last two years. Specifically, sales of computer related products are growing at a faster rate than sales of manipulatives and videos. Only a small portion of the Company's sales consist of computer related products. Additionally, the Company's losses during the last two years have significantly reduced its financial resources. Many of the Company's competitors are larger, have greater financial resources, and spend more money on product development.

The Company believes that it can remain competitive by focusing on development and manufacture of proprietary products. In certain market niches, e.g., raised relief maps, earth science collections, Jewel aquariums, and health science videos, the Company enjoys an excellent reputation. It also believes that its intellectual property gives it certain competitive advantages. Nevertheless, there are no assurances that the Company can increase sales or market share in the future.

PRODUCT DEVELOPMENT

To maintain and improve its position in the market, the Company has made a commitment to develop new products. A key component to product development is regular revisions of existing products to keep them up-to-date with changing educational standards.

In addition to internal product development, many new products are initially created externally, either under contract with the Company or independently by teachers and others in the education field. The Company regularly receives prototypes from these external sources. If the Company desires to refine and manufacture these products, it will typically obtain the rights to the product and pay the author a 5% to 25% royalty on product sales generally over the life of the copyright.

INTELLECTUAL PROPERTY

Copyrights, trademarks, and trade secrets are the principal protection sources for the Company's products. The Company holds numerous copyrights covering its published materials, including teachers' guides, manuals, game boards, videos, and software. Each manipulative and model is accompanied by these published materials. Approximately one-half of these copyrights are derived directly from original works created by employees of the Company or by independent contractors hired under agreement for a specific project. The remaining copyrights are held by the Company through licensing arrangements with the authors.

The Company has several exclusive manufacturing agreements with national organizations and governmental agencies that are subject to periodic renewal.
In the aggregate, sales of products manufactured under these agreements are less than 5% of consolidated sales.

The Company owns federally registered Trademarks for the following product names: Fraction Bars-Registered Trademark-, Decimal Squares-Registered Trademark-, and Chip Trading-Registered Trademark-. The following products were submitted for federally registered Trademarks during 1995: AlgeBits-TM-, Clever Catch-TM-, Fraction Interaction-TM-, Math Chase-TM-, Nature Finder-TM-, Stretch & Shape-TM-, and Super Triangles-TM-. The Company claims common law Trademark protection in all of its proprietary marks and is extremely diligent in its efforts to develop and protect new marks.

All of the copyrights, licenses, and trademarks are considered by the Company to be valuable property rights. The protection afforded by these intellectual property rights and the law of trade secrets are believed by the Company to be adequate protection for its products. However, notwithstanding the Company's intellectual property rights, it is possible for a competitor to develop near imitations of the Company's products, implementing modifications, without violating those rights.

PERSONNEL

Scott employs 16 people on a permanent, full-time basis, headed by the general manager of the Manufacturing Division. There are seven persons in manufacturing positions, three persons in factory clerical or supervisory positions, four persons in product development, and the two remaining persons are in general administrative positions. Additional individuals are hired on a temporary and/or part-time basis during the high-production summer months when large numbers of orders are usually processed.

Hubbard employs 40 people on a permanent, full-time basis, headed by the general manager of the Manufacturing Division. There are 17 persons in manufacturing positions, seven persons performing factory supervisory, purchasing, or clerical duties; 14 persons in sales, marketing, and customer service; and the two remaining persons are in general administrative positions. Like Scott, Hubbard hires additional individuals during peak production months

Churchill employs 22 people on a permanent, full-time basis headed by its own general manager. There are 15 sales, marketing and customer service positions; three product development positions, two warehouse positions, and two general administrative positions.

AMEP, the parent company, employs 12 people on a permanent, full-time basis, as
well as 2 corporate officers.   The other employees perform corporate functions
related to accounting, computer systems, and corporate management.

The Company is not part of any collective bargaining agreement. The Company believes its employee relations are excellent.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company leases space in Boulder, Colorado, to use as corporate headquarters. This property consists of 1,300 square feet and is currently leased at $1,400 per month, expiring September 1998.

Churchill leases approximately 9,200 square feet in Van Nuys, California, to use as an office and warehouse space. Rent is $5,400 per month, and the lease expires in 1999.

Hubbard's principal manufacturing facility is located in Chippewa Falls, Wisconsin, and is comprised of approximately 37,000 square feet. The Hubbard manufacturing facility is leased at $8,000 per month. The lease is subject to annual renewal.

`

In 1992, AMEP purchased 3.5 acres together with 8,000 square feet of improvements in Fort Collins, Colorado. In January 1993, the Company completed construction of a 10,500 square foot facility on this property. The five buildings on the property contain approximately 14,200 square feet of manufacturing and warehouse space and 4,300 square feet of office space.

In September, 1993, the Company purchased a 30,000 square foot warehouse facility located next to an interstate highway in Fort Collins, Colorado. Approximately one-half of the building is leased to the purchaser of Summit, and the other half is leased to others.

The Company believes that all its facilities are adequate for their intended purpose and does not plan any significant investment in additional facilities during the next year.

ITEM 3.   LEGAL PROCEEDINGS

Neither the Company, nor any of its divisions or subsidiaries, is currently a party to any material pending litigation or other legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ending December 31, 1995.

                                       PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock MarketSM under the symbol AMEP.

                                  HIGH      LOW
                                  ----      ---
1994
First Quarter                     5.13      3.19
Second Quarter                    5.00      3.25
Third Quarter                     3.63      2.00
Fourth Quarter                    3.13      1.81

1995
First Quarter                     2.13      1.69
Second Quarter                    2.25      1.50
Third Quarter                     2.31      1.75
Fourth Quarter                    2.31      1.50

1996
First Quarter (through March 15)  1.88      1.13

As of March 15, 1996, there were approximately 367 shareholders of record and approximately 2,000 beneficial shareholders.

DIVIDENDS

The Company has paid no cash dividend on its common stock during the last two fiscal years, and the Company's Board of Directors has determined that no cash dividend on common stock will be paid for 1995. Future dividend policy is subject to the discretion of the Board of Directors and is dependent on a number of factors, including future earnings, capital requirements, and the financial condition of the Company. Currently, certain of the Company's loan agreements contain covenants which restrict the payment of dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition and results of operations for American Educational Products, Inc. and Subsidiaries ("AMEP" or the "Company"). The four subsidiaries are AEP Media Corporation d.b.a. Churchill Media ("Churchill"), Hubbard Scientific, Inc. ("Hubbard"), Scott Resources, Inc. ("Scott") and Summit Learning, Inc. ("Summit").

Effective March 1, 1994, AMEP acquired certain assets of Churchill Films, Inc. The total cost of this acquisition approximated $4,625,000 and was recorded using the purchase method of accounting. Churchill and its results of operations have been consolidated with the Company commencing March 1, 1994. Accordingly, the 1994 consolidated financial statements include Churchill operations for ten months, and the 1995 consolidated financial statements include Churchill operations for twelve months.

In December, 1995, AMEP sold substantially all of the assets of Summit for total proceeds of $3,982,000. The gain on the sale was $1,092,000.

Comparisons among 1995, 1994, and 1993 are affected by the acquisition and the divestiture.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the explanatory notes, beginning on page F-1 in this annual report.


LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 1995 COMPARED TO DECEMBER 31,
1994

During 1995, the Company experienced a lack of liquidity and capital resources. The liquidity shortfall was primarily caused by the operating losses in 1995 and 1994 and by the payments required under various loan agreements. The Company was unable to make timely payments to its trade creditors and also delayed certain payments to its primary lender.

The Company continued its efforts to reduce expenditures and conserve cash. Those efforts included a reduction in catalog mailing programs, reduced raw material purchases, reduced spending on new product development, consolidation of facilities, and reduction of work force. In addition, the Company's vendors provided extended payment terms and increased credit limits.

During 1995 and 1994, the Company was not in compliance with certain loan covenants. The bank chose to forbear from action with respect to the noncompliance. Furthermore, the bank extended additional credit so that the Company could continue its operations in 1995. However, the bank significantly increased the interest rates and fees charged to the Company.

In December, 1995, AMEP sold the assets of Summit. Sale proceeds were used to pay trade accounts payable and to reduce the balance on the line of credit. The sale of Summit improved the Company's liquidity position but did not provide sufficient capital resources for the Company to fund its operations in 1996.


Subsequent to December 31, 1995, the Company negotiated new loan agreements with its primary lender. The agreements provide for a working capital line of credit
(LOC) with maximum borrowings up to $1,500,000 and an expiration date of September 30, 1996. The LOC bears interest at the prime rate (8.25% as of March 18, 1996) plus 2%. Borrowings under the LOC as of March 18, 1996 were $1,311,000. The agreements also provide the Company with two term loans. One term loan bears interest at the prime rate plus 3%, payable monthly. It requires monthly principal payments of $60,000 plus additional principal payments aggregating $400,000 during June, July, August, and September. The other term loan bears interest at 8.1% and is payable in monthly installments of $10,000, including interest. Substantially all of the Company's assets have been pledged as collateral under the various loan agreements.

The combined effect of the sale of Summit, the cost reduction measures, and the establishment of bank credit are expected to enable the Company to satisfy its working capital requirements during 1996.

Management believes that the Company will return to profitability during 1996 and that the LOC and operating cash flow will be sufficient to fund operations and service the debt. Should the Company fail to do so, it might be required to sell additional assets. Alternatively, the bank could foreclose on some or all of the assets pledged as collateral. Such events could have a material adverse impact on the Company.

The Company experienced a 30% working capital decrease in the year ended December 31, 1995. While current assets of $4,819,000 decreased $3,731,000 from December 31, 1994, current liabilities decreased by $3,397,000 from $7,438,000 to $4,041,000. As a result, working capital decreased from $1,112,000 to $778,000, and the current ratio increased from 1.15 to 1.19. The sale of Summit accounted for $3,009,000 of the current asset decrease. Proceeds of the sale accounted for $3,393,000 of the current liability decrease. Thus, the sale of Summit improved working capital by $384,000. Accelerated maturities on long-term debt and other operations reduced working capital.

As more fully discussed in Results of Operations, the Company recorded a 1995 impairment provision of $3,297,000 to reduce the carrying value of assets acquired in 1994 and 1992.

Total assets decreased 42% from $19,331,000 at December 31, 1994, to $11,240,000 at December 31, 1995. During the same period, total liabilities decreased 45% from $11,660,000 to $6,401,000. The sale of Summit accounted for $3,062,000 of the total asset decrease and $3,838,000 of the total liability decrease. In addition, $3,297,000 of the total asset decrease is attributable to asset impairment provisions. The remainder of the total asset decrease is largely due to normal depreciation and amortization of assets.

Stockholders' equity decreased from $7,671,000 at December 31, 1994, to $4,839,000 at December 31, 1995, a decrease of $2,832,000 or 37%. The decrease was caused by the 1995 net loss of $2,976,000, offset by the issuance of stock under the employee stock purchase plan and various stock option transactions.

Accounts receivable decreased from $2,223,000 at December 31, 1994, to $1,783,000 at December 31, 1995, a decrease of $440,000 or 20%. The sale of Summit reduced accounts receivable by $827,000. Thus, there was an increase of $387,000 in accounts receivable for the remaining Divisions. This is due in large part to special sales promotions that occurred during late 1995.

Income tax refunds receivable decreased from $317,000 in 1994 to $304,000 in 1995. The refunds arose from application of net operating losses incurred in 1995 and 1994 to taxes paid in prior years. Refunds of approximately $110,000 were received in 1995, and the remaining $304,000 was received early in 1996.

Net operating loss carryforwards are available to offset future taxable income, if any. Due to the uncertainty of forecasting future profitability, the Company has not recognized the benefit of these loss carryforwards in the 1995 financial statements. The potential future benefits are subject to periodic review and can be recorded as a reduction of income tax expense at such time as their utilization is probable.

Inventories decreased from $4,562,000 at December 31, 1994, to $2,358,000 at December 31, 1995, a decrease of $2,204,000 or 48%. The sale of Summit accounted for $1,355,000 of this decrease. In the other divisions, inventories were reduced by $849,000 from 1994 to 1995 by an inventory reduction program which (a) reduced 1995 inventory purchases by $1,900,000 compared to 1994; (b) more closely matched inventory purchases to actual sales demand; and (c) identified $170,000 of excess or obsolete inventory to be disposed. The inventory reduction plan will continue during 1996 and will include the additional program of purchasing more frequently using smaller purchase order quantities.

Prepaid advertising costs decreased from $1,089,000 at December 31, 1994, to $102,000 at December 31, 1995, a decrease of $987,000 or 91%. The sale of Summit accounted for $907,000 of this decrease. The balance of the decrease was due to normal amortization of catalogs mailed in 1994. Prepaid advertising costs at the end of 1995 represented preliminary spending on the 1996 spring catalog program. The Company plans to spend $254,000 on that program.

Net property and equipment decreased from $5,132,000 at December 31, 1994, to $4,362,000 at December 31, 1995, a decrease of $770,000 or 15%. The sale of Summit accounted for $166,000 of this decrease. Major components of the change are depreciation expense of $894,000 and asset impairment provisions of $150,000, offset by asset additions of $424,000.

Video and film library costs decreased from $2,623,000 at December 31, 1994, to $1,407,000 at December 31, 1995, a decrease of $1,216,000 or 42%. The sale of Summit had no impact on this decrease. There were $300,000 of additions, $384,000 of amortization expense, and an impairment provision of $1,133,000.

Intangible and other assets decreased from $3,026,000 at December 31, 1994, to $652,000 at December 31, 1995, a decrease of $2,374,000 or 79%. The sale of Summit had no impact on this decrease. The Churchill impairment reduced these assets by $1,894,000, and normal amortization reduced these assets by $424,000.

Accounts payable and accrued expenses decreased from $2,668,000 at December 31, 1994, to $1,548,000 at December 31, 1995, a decrease of $1,120,000 or 42%.
Proceeds from the sale of Summit accounted for a decrease of $1,357,000. Thus, there was an increase of $273,000 in accounts payable and accrued expenses for the remaining divisions during 1995. The Company did not make all payments to trade creditors in a timely fashion during 1995. This trend is expected to continue until the Company returns to profitability.

At December 31, 1995, the Company had borrowings under its working capital line of credit facility in the amount of $1,081,000, down $2,256,000 from $3,337,000 at December 31, 1994. The Company was able to reduce its borrowings with proceeds from the sale of Summit.

Long term debt, including current maturities, decreased $1,364,000. During 1995, the Company reduced its long term debt by making total payments of $1,441,000. Additions to long term debt during 1995 were comprised of $77,000 of equipment financing leases.

Management continually assesses the Company's need for capital resources. From time to time, the Company may evaluate and pursue additional sources of capital.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's short-term liquidity or capital resources.

RESULTS OF OPERATIONS -- 1995 COMPARED TO 1994 AND 1993

As previously discussed, the comparisons of operating results for 1995 to 1994 and 1993 are affected by the sale of Summit in 1995 and the purchase of Churchill in 1994.

The Company's disappointing performance continued in 1995. Major events in 1995 and 1994 significantly increased the Company's expenses. During 1995, sales of certain video and science products were significantly below expectations. At the end of 1995, the Company reviewed the recoverability of the assets it had acquired from Churchill Films, Inc. and Redco Science. The evaluation indicated that the Company was unlikely to fully recover the cost of those assets and that the estimated fair value of those assets was less than the amount recorded in the financial statements. Accordingly, AMEP recorded an impairment provision to reduce the assets' carrying value by $3,297,000.

During 1994, the Company adopted a new accounting policy for catalog costs. The new policy conforms with an accounting standard issued by the American Institute of Certified Public Accountants in 1993. Adopting the new policy resulted in a charge to 1994 operations of $2,067,000.

These two events affect the comparisons of 1995 to 1994 and 1993.

The Company reported a net loss of $2,976,000 for 1995, compared to a net loss of $1,858,000 for 1994, and net income of $1,285,000 in 1993. Loss per share was $0.72 for 1995, a $0.26 decrease from the 1994 loss of $0.46. The 1995 loss per share was a $1.03 decrease from the 1993 income per share of $0.31.

Management took several actions to improve future performance. The Distribution Division was sold in December, 1995. The Distribution Division was capital intensive and required working capital funds for inventory and catalog mailings. It is estimated that proceeds from the sale will reduce 1996 interest expense by $350,000. Cost reduction programs have reduced general and administrative spending by $225,000 per quarter, primarily as a result of eliminating positions and consolidating facilities. A study of the evolving educational video market indicates that it is no longer cost effective to utilize Company resources in the creation of new videos. The Company now obtains new videos that have been produced by others. Finally, development of new manipulative products has been consolidated into one functional area to provide a steady flow of new products. It is believed that these efforts are appropriate to return the Company to profitability. There are, of course, no assurances of future success.

For the first time in its history, the Company reported a sales decrease. The sales decline had a negative impact on gross profits and on cash flow. In addition, the decline had a further negative effect by indicating that the value of certain assets had been impaired. The Company recorded an expense of $3,297,000 to recognize the diminution in value of assets acquired from Churchill Films and Redco Science.

The impairment provision recorded in 1995 reduced the carrying value of Churchill's intangible assets to zero. The amortization expense associated with those accounts was $232,000 in 1995. There will be no further amortization expense associated with these assets. The carrying value of the video library was also reduced, and future amortization expense will be reduced. However, the reduction is expected to occur in 1997 and later years. Amortization of the video library in 1996 is expected to approximate the $240,000 expense recorded in 1995.

The Company's revenues in 1995 were $20,333,000, a decrease of $768,000 or 4% from the prior year revenues of $21,101,000 and an increase of $3,658,000 or 22% over 1993. Sales declined because both the Distribution Division and the Media Division reduced selling prices. Management at both Divisions believed that price reductions would significantly increase demand and that increased unit volume would more than offset the lower selling price. Neither division realized the anticipated increases in unit volume. The Distribution division has since been sold, and Churchill has revised its pricing policy on new titles and products. Summit's revenues for 1995 were $10,215,000.

The cost of goods sold for the year ended December 31, 1995, was $11,985,000, an increase of 2% over the prior period figure of $11,732,000 and 36% more than 1993. The increase can be attributed to slightly higher volume at Summit and higher costs associated with underutilized capacity and certain raw material cost increases at the Manufacturing Division. Although the Company was able to reduce spending on variable factory overhead during 1995, production volumes were less than capacity and did not fully absorb the fixed expenses of depreciation, amortization, and occupancy. Summit's costs of goods sold for 1995 were $5,789,000.

Consolidated gross profits for 1995 were $8,348,000 a decrease of 1,021,000 or 11% from the prior period gross profit of $9,369,000 and $494,000 or 6% over 1993. As a percentage of sales, the gross margin decreased from 44% in 1994 and 47% in 1993 to 41% in 1995. The decrease in margin primarily reflects discounting of selling prices.

During fiscal 1995, the Company spent approximately $611,000 to develop, acquire, or revise additional products. Spending in 1995 was $371,000 less than 1994 development spending of $982,000. Nevertheless, new product introductions in 1995 were greater than new product introductions in 1994. At Churchill, the focus of new products was shifted from creation of new titles to the acquisition of distribution rights for titles created by other producers. At the Manufacturing Division, tasks previously performed by consultants were shifted to Company employees. As a result, 161 new products were developed, acquired, or revised during 1995 compared to 59 products for 1994.

The advertising component of marketing costs decreased $400,000 or 12% from 1994 and increased $903,000 over 1993. The 1995 decrease is the direct result of cutbacks in the development and distribution of catalogs. Summit's advertising costs for 1995 were $2,612,000.

Other marketing costs increased by $620,000 or 28% over 1994 and $1,570,000 or 125% over 1993. As a percentage of sales these costs were 14% in 1995, 10% in 1994, and 8% in 1993. Churchill accounted for $564,000 or 91% of the increase over 1994 and $1,198,000 or 76% of the increase over 1993. The increases were caused by expanded marketing programs at Churchill and by additional personnel in retail marketing. Summit's other marketing costs for 1995 were $576,000.

General and administrative expenses were $3,210,000, a decrease of $802,000 or 20% from the 1994 general and administrative expense of $4,012,000 and an increase of $745,000 or 30% over 1993. As a percentage of sales, general and administrative expense was 16% in 1995, 19% in 1994, and 15% in 1993. The decrease from 1994 to 1995 was the result of cost reduction measures discussed previously. Churchill accounted for $571,000 or 77% of the increase over 1993. Summit's general and administrative expense for 1995 was $950,000.

Interest expense increased from $661,000 in 1994 to $874,000 in 1995, an increase of $213,000 or 32%. The increased interest expense resulted from higher interest rates, higher debt levels caused by the acquisition of Churchill and Kistler in 1994, and increased borrowings under the working capital line of credit.

Included in 1995 is a gain on sale of assets in the amount of $1,092,000. The gain resulted from the sale of Summit. There were no such gains in prior years.

The Company's operating losses have allowed it to eliminate its deferred tax liability. The total benefit recognized in 1995 was $620,000, a $335,000 decrease from the benefit recognized in 1994. Recognition of future benefits is dependent upon the Company's return to profitability. The Company was able to carry back its taxable losses to prior years and has received refunds of federal income taxes paid in 1993, 1992, and 1991.

Inflation did not have any material effect on the Company's operations for 1994 and 1993. During 1995, Summit experienced cost increases for paper and postage used in its catalog business. These increases adversely affected profitability. The sale of Summit reduces the Company's exposure to increased costs of paper and postage. At the Manufacturing Division, cost increases for plastic and formed metal parts had a negative impact on 1995 margins. While the Company has been able to partially mitigate the impact of such cost increases through design changes and improved factory efficiencies, it has not been able to completely offset the cost increases. While the Company does not expect inflation to have a material impact on 1996 operations, there are no guarantees that future cost increases would not have an adverse impact.

The Company historically has experienced significant seasonality in its sales primarily due to the purchasing cycle of educational institutions. Following the sale of Summit, it is expected that the first and fourth fiscal quarters will each generate approximately 20% of annual sales and the second and third fiscal quarters will each generate approximately 30% of annual sales.

Other than the forgoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are filed as part of this report beginning on page F-1:

    1.   Independent Auditor's Report

    2.   Consolidated Balance Sheets as of December 31, 1995 and December 31,
         1994

    3. Consolidated Statement of Operations for the Years ended December 31, 1995, 1994, and 1993

    4. Consolidated Statement of Stockholders' Equity for the years from January 1, 1993 through December 31, 1995

    5. Consolidated Statements of Cash Flow for the years ended December 31, 1995, 1994, and 1993

    6.   Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were neither changes in accountants nor disagreements of the type required to be reported under this Item between the Company and its independent accountants, Hein + Associates LLP, during the fiscal years ended
December 31, 1995 or December 31, 1994.


                                       PART III

Part III, Items 9, 10, 11, and 12, are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of December 31, 1995.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS       EXHIBIT NO     TITLE
            *               3.1        Articles of Incorporation

            *               3.2        Articles of Amendment to Articles of
                                       Incorporation

            *               3.2(b)     Articles of Amendment to Articles of
                                       Incorporation dated April 21, 1987

            *               3.2(c)     Articles of Amendment to Articles of
                                       Incorporation dated February 19, 1990

            *               3.3        By-Laws

            **              4.1        American Educational Products, Inc. 1987
                                       Incentive Stock Option Plan, together
                                       with Option Agreement

            **              4.2        American Educational Products, Inc. 1990
                                       Incentive Stock Option Plan, together
                                       with Option Agreement

            **              4.3        American Educational Products, Inc. 1990
                                       Employee Stock Purchase Plan, together
                                       with Subscription Agreement

         ***               10.1        Colorado National Bank Revolving Loan
                                       Agreement

         ***               10.2        Asset Purchase Agreement dated March 1,
                                       1994, with Churchill Films, Inc.

         ****              10.3        Asset Purchase Agreement dated December
                                       20, 1995, with Steck-Vaughn Publishing
                                       Corporation relating to the
                                       sale of Summit Learning, Inc. assets.

         ----------------------

         * Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to Registration Statement on Form S-18 filed with the Securities and Exchange
                     Commission and which was declared effective on July 1, 1987.

         ** Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission which was declared effective on August 4, 1992.

         *** Incorporated by reference from the Registrant's Current Report on Form 8-K dated March 11, 1994 and filed with the Commission on March 24, 1994.

         **** Incorporated by reference from the Registrant's Current Report on Form 8-K dated December 20, 1995 and filed with the Commission on January 4, 1996.

         REPORTS ON FORM 8-K
                     The Registrant filed no Current Reports on Form 8-K during the Fourth Quarter ended December 31, 1995. On January 4, 1996, the Registrant filed a Current Report on Form 8-K dated December 20, 1995, related to sale of Summit. That report included:

                           Item 2      Disposition of Assets

                           Item 7(b)   Pro Forma Financial Information

                 AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS








                                                                       PAGE
                                                                       ----

         INDEPENDENT AUDITOR'S REPORT                                  F-2

         CONSOLIDATED BALANCE SHEETS - December 31, 1995 and 1994      F-3

         CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years Ended
                     December 31, 1995, 1994, and 1993                 F-4

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - From
                     January 1, 1993 through December 31, 1995         F-5

         CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years Ended
                     December 31, 1995, 1994, and 1993                 F-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-7

                             INDEPENDENT AUDITOR'S REPORT




Board of Directors
American Educational Products, Inc.
Boulder, Colorado



We have audited the accompanying consolidated balance sheets of American Educational Products, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Educational Products, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 3, American Educational Products, Inc. changed its accounting for direct catalog costs in the year ended December 31, 1994.


HEIN + ASSOCIATES LLP



Denver, Colorado
March 22, 1996

                         AMERICAN EDUCATIONAL PRODUCTS, INC.
                             CONSOLIDATED BALANCE SHEETS
                           AS OF DECEMBER 31, 1995 AND 1994


                                                       1995             1994
                                                   -----------      -----------

               ASSETS
               ------
CURRENT ASSETS
   Cash                                           $   146,000      $   220,000
   Trade receivables, net of allowance of
       $109,000 and $202,000                        1,783,000        2,223,000
   Income tax refunds receivable                      304,000          317,000
   Inventories                                      2,358,000        4,562,000
   Prepaid advertising costs                          102,000        1,089,000
   Other                                              126,000          139,000
                                                  -----------      -----------
       TOTAL CURRENT ASSETS                         4,819,000        8,550,000

PROPERTY AND EQUIPMENT, net                         4,362,000        5,132,000

VIDEO LIBRARY, net                                  1,407,000        2,623,000

INTANGIBLE ASSETS, net                                511,000        2,842,000

OTHER ASSETS                                          141,000          184,000
                                                  -----------      -----------

TOTAL ASSETS                                      $11,240,000      $19,331,000
                                                  -----------      -----------
                                                  -----------      -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES
   Note payable                                   $ 1,081,000      $ 3,337,000
   Current maturities of long term debt             1,412,000        1,433,000
   Accounts payable                                   935,000        2,258,000
   Accrued expenses                                   613,000          410,000
                                                  -----------      -----------
       TOTAL CURRENT LIABILITIES                    4,041,000        7,438,000

LONG TERM DEBT, less current maturities             2,360,000        3,703,000

DEFERRED INCOME TAXES                                     -            519,000

COMMITMENTS (Note 6)

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value;
       50,000,000 shares authorized;
       none issued or outstanding                         -                -
   Common stock; $0.01 par value;
       100,000,000 shares authorized;
       4,150,618 and 4,072,097 shares
       issued and outstanding                          42,000           41,000
   Additional paid in capital                       6,048,000        5,905,000
   Retained earnings (accumulated deficit)        (1,251,000)        1,725,000
                                                  -----------      -----------
       TOTAL STOCKHOLDERS' EQUITY                   4,839,000        7,671,000
                                                  -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $11,240,000      $19,331,000
                                                  -----------      -----------
                                                  -----------      -----------


              See accompanying note to consolidated financial statements

                         AMERICAN EDUCATIONAL PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                               1995             1994             1993
                                                           ------------     ------------     ------------
INCOME:
   Net sales                                              $ 20,333,000     $ 21,101,000     $ 16,675,000
   Cost of goods sold                                       11,985,000       11,732,000        8,821,000
                                                          ------------     ------------     ------------

       Gross profit                                          8,348,000        9,369,000        7,854,000

OPERATING EXPENSES:
   Catalog costs due to adoption of SOP 93-7 (Note 3)              -          2,067,000              -
   Advertising and catalog costs                             2,915,000        3,315,000        2,012,000
   Other marketing                                           2,824,000        2,204,000        1,254,000
                                                          ------------     ------------     ------------
       Total marketing                                       5,739,000        7,586,000        3,266,000
   General and administrative                                3,210,000        4,012,000        2,465,000
   Impairment of assets  (Note 2)                            3,297,000              -                -
                                                          ------------     ------------     ------------
       Total operating expenses                             12,246,000       11,598,000        5,731,000
                                                          ------------     ------------     ------------

OPERATING INCOME (LOSS)                                     (3,898,000)      (2,229,000)       2,123,000

OTHER INCOME (EXPENSE):
   Gain on sale of assets                                    1,092,000              -                -
   Other income                                                 84,000           77,000           44,000
   Interest expense                                           (874,000)        (661,000)        (202,000)
                                                          ------------     ------------     ------------
       Net other income (expense)                              302,000         (584,000)        (158,000)
                                                          ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                           (3,596,000)      (2,813,000)       1,965,000

       Income tax  benefit (expense)                           620,000          955,000         (680,000)
                                                          ------------     ------------     ------------

NET INCOME (LOSS)                                         $ (2,976,000)    $ (1,858,000)    $  1,285,000
                                                          ------------     ------------     ------------
                                                          ------------     ------------     ------------

Earnings (loss) per common share
   and common share equivalent                                  ($0.72)          ($0.46)           $0.31
                                                                 -----            -----             ----
                                                                 -----            -----             ----
Average number of common and common
   equivalent shares outstanding                             4,122,000        4,060,000        4,195,000
                                                          ------------     ------------     ------------
                                                          ------------     ------------     ------------

              See accompanying note to consolidated financial statements

                         AMERICAN EDUCATIONAL PRODUCTS, INC.
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      JANUARY 1, 1993 THROUGH DECEMBER 31, 1995



                                                  COMMON STOCK        Additional     Retained
                                              Number                     Paid        Earnings
                                                of         Common         in       (Accumulated
                                              Shares       Stock        Capital       Deficit)        Total
                                            ----------   ---------   -----------   ------------    -----------
Balance as of January 1, 1993               3,893,879   $  39,000   $ 5,495,000   $  2,298,000    $ 7,832,000

Sale of common stock under the
  employee stock purchase plan                 37,378           -       128,000              -        128,000
Exercise of options                            82,000       1,000       116,000              -        117,000
Net income                                          -           -             -      1,285,000      1,285,000
                                           ----------   ---------   -----------   ------------    -----------

Balance as of December 31, 1993             4,013,257      40,000     5,739,000      3,583,000      9,362,000

Sale of common stock under the
  employee stock purchase plan                 33,840       1,000       110,000              -        111,000
Exercise of options and warrants               25,000           -        56,000              -         56,000
Net loss                                            -           -             -     (1,858,000)    (1,858,000)
                                           ----------   ---------   -----------   ------------    -----------

Balance as of  December 31, 1994            4,072,097      41,000     5,905,000      1,725,000      7,671,000

Sale of common stock under the
  employee stock purchase plan                 53,061       1,000        85,000              -         86,000
Exercise of options                            25,500           -        26,000              -         26,000
Grant of non-qualified stock options                -           -        32,000              -         32,000
  at less than fair market value
Net loss                                            -           -             -     (2,976,000)    (2,976,000)
                                           ----------   ---------   -----------   ------------    -----------

Balance as of December 31, 1995             4,150,658   $  42,000   $ 6,048,000   $ (1,251,000)   $ 4,839,000
                                           ----------   ---------   -----------   ------------    -----------
                                           ----------   ---------   -----------   ------------    -----------

              See accompanying note to consolidated financial statements

                         AMERICAN EDUCATIONAL PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



                                                                         1995                1994               1993
                                                                    ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $ (2,976,000)       $ (1,858,000)       $  1,285,000
  Adjustments to reconcile net income
    to cash provided by operating activities:
     Depreciation and amortization                                    1,705,000           1,702,000             763,000
     Impairment of assets                                             3,297,000                   -                 -
     Stock based compensation expense                                    32,000                   -                 -
     Bad debt expense                                                    14,000              74,000              40,000
     Change in deferred income taxes                                   (519,000)           (751,000)            324,000
     Gain on sale of assets                                          (1,092,000)                  -                 -
     Changes in operating assets and liabilities:
        Decrease (increase) in operating assets:
           Accounts receivable                                          (32,000)            247,000            (892,000)
           Income tax refunds receivable                                 13,000            (317,000)                -
           Inventories                                                  885,000          (1,051,000)           (674,000)
           Prepaid advertising costs                                    459,000             327,000            (424,000)
           Other                                                        (27,000)             77,000              (6,000)
        Increase (decrease) in operating liabilities:
           Accounts payable                                          (1,614,000)          1,838,000             (85,000)
           Accrued expenses                                              76,000             113,000             106,000
           Income taxes payable                                               -            (197,000)            180,000
                                                                   ------------        ------------        ------------
     Net cash provided by operating activities                          221,000             204,000             617,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                        3,982,000                   -                 -
  Purchase of property and equipment                                   (424,000)           (433,000)         (1,500,000)
  Cost incurred for video production                                   (300,000)           (521,000)           (226,000)
  Cost incurred for intangible assets                                         -                   -            (206,000)
  Cash paid for acquisitions                                                  -          (1,010,000)                -
  Sale of marketable securities                                               -                   -             152,000
                                                                   ------------        ------------        ------------
     Net cash provided (used) by investing activities                 3,258,000          (1,964,000)         (1,780,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long term debt                      1,209,000           5,130,000           4,591,000
  Payments on notes payable and long term debt                       (4,874,000)         (3,534,000)         (3,567,000)
  Net proceeds from the sale of stock                                   112,000             132,000             245,000
                                                                   ------------        ------------        ------------
     Net cash provided (used) by financing activities                (3,553,000)          1,728,000           1,269,000
                                                                   ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH                                         (74,000)            (32,000)            106,000

Cash, at beginning of period                                            220,000             252,000             146,000
                                                                   ------------        ------------        ------------
Cash, at end of period                                             $    146,000        $    220,000        $    252,000
                                                                   ------------        ------------        ------------
                                                                   ------------        ------------        ------------


              See accompanying note to consolidated financial statements

                AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

    NATURE OF BUSINESS - American Educational Products, Inc., (AMEP) was organized as a Colorado Corporation in 1986. AMEP has four operating subsidiaries: Hubbard Scientific, Inc. (Hubbard), Scott Resources, Inc. (Scott), Summit Learning, Inc. (Summit), and AEP Media Corporation d.b.a. Churchill Media (Churchill). Collectively, these entities are referred to as the Company. During December 1995, AMEP sold substantially all the assets of Summit.

    The Company sells a wide variety of educational products through multiple sales channels. The Company's products include those developed and produced by the Company, as well as products manufactured by other companies. The Company's customers include educational institutions, wholesalers, individual educators, and consumers, primarily in the United States.

    A summary of the Company's significant accounting policies follows:

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    REVENUE RECOGNITION - Sales are recorded at time of shipment, and an allowance is provided for returns.

    INVENTORIES - Inventories are valued at the lower of cost or market on substantially a first-in, first-out (FIFO) basis and consist of the following:


                                                     DECEMBER 31,
                                         ---------------------------------
                                              1995                 1994
                                         ------------         ------------
    Raw materials                        $  1,162,000         $  1,288,000
    Work in process                           262,000              309,000
    Finished goods                            934,000            2,965,000
                                         ------------         ------------
    Total                                $  2,358,000         $  4,562,000
                                         ------------         ------------
                                         ------------         ------------


    PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives ranging generally from 3 to 30 years. Depreciation expense was $894,000, $853,000, and $549,000 for the years ended December 31, 1995,
    1994, and 1993, respectively.

    Property and equipment consist of the following:


                                                     DECEMBER 31,
                                          --------------------------------
                                               1995                1994
                                          ------------        ------------
    Reproduction masters                  $  2,971,000        $  2,727,000
    Plant machinery and equipment            1,696,000           1,564,000
    Office furniture and equipment             350,000             503,000
    Land and buildings                         734,000           1,687,000
    Rental property                            984,000                 -
    Computer hardware and software             427,000             578,000
    Vehicles and other                          44,000              58,000
                                          ------------        ------------
                                             7,206,000           7,117,000
    Less accumulated depreciation           (2,844,000)         (1,985,000)
                                          ------------        ------------
                                          $  4,362,000        $  5,132,000
                                          ------------        ------------
                                          ------------        ------------


                AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Maintenance and repairs are charged to expenses when incurred. Property replacements and betterments that extend the life of assets, including reproduction masters for significant, non-routine product updates, are capitalized and subsequently depreciated.

    VIDEO LIBRARY - The company capitalizes costs incurred relating to the development of educational video products. These costs are amortized over the estimated future unit sales of the video products on an individual film forecast computation method. Estimated future unit sales of each video represent a significant estimate and are reviewed quarterly by the Company. Amortization expense was $384,000, $294,000 and $34,000 for the year ended December 31, 1995, 1994, and 1993 respectively. During the fourth quarter of 1995, the Company recorded an impairment allowance of $1,133,000 for the Churchill video library. The impairment was recorded by reducing the cost of the library to its estimated fair value.

    As of December 31, 1995 and 1994,  video library consists of:


                                                     DECEMBER 31,
                                           -------------------------------
                                               1995                1994
                                           -----------         -----------
    Acquired video library                 $   142,000         $ 1,715,000
    Production costs - completed videos      1,505,000           1,242,000
    Production costs - videos in process       105,000              68,000
                                          ------------        ------------
    Total video library                      1,752,000           3,025,000
    Accumulated amortization                  (345,000)           (402,000)
                                          ------------        ------------
                                           $ 1,407,000         $ 2,623,000
                                          ------------        ------------
                                          ------------        ------------





    INTANGIBLES - As of December 31, 1995 and 1994, intangible assets consist of:

                                                     1995
                            --------------------------------------------------
                                                    AMORTI-
                                COST                ZATION              NET
                            -----------         -----------        -----------
Copyrights                  $   650,000         $  (346,000)       $   304,000
Covenants                       653,000            (446,000)           207,000
                            -----------         -----------        -----------
                            $ 1,303,000         $  (792,000)       $   511,000
                            -----------         -----------        -----------
                            -----------         -----------        -----------



                                                     1994
                            --------------------------------------------------
                                                    AMORTI-
                                COST                ZATION              NET
                            -----------         -----------        -----------
Copyrights                  $   650,000         $  (303,000)       $   347,000
Covenants                     1,293,000            (416,000)           877,000
Goodwill                      1,704,000             (86,000)         1,618,000
                            -----------         -----------        -----------

                            $ 3,647,000         $  (805,000)       $ 2,842,000
                            -----------         -----------        -----------
                            -----------         -----------        -----------


    In the various acquisitions made by the Company, an allocation has been made to copyrights for proprietary products acquired. These costs are being amortized over the remaining lives of the related copyrights, generally eight to thirty years.

    The Company has covenants not to compete from the former owners of its acquired subsidiaries. The amounts allocated to the covenants are being amortized over the five to seven year lives of the covenants.

                AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    During the fourth quarter of 1995, the Company recorded an impairment allowance of $405,000 for the Churchill covenant. The impairment has been recorded by reducing the cost and the accumulated amortization of the Churchill covenant to zero.

    A portion of the Churchill purchase price was allocated to goodwill (see
    Note 4). This cost was being amortized over 15 years. During the fourth quarter of 1995, the Company recorded an impairment allowance of $1,489,000 for goodwill by reducing the cost and accumulated amortization to zero.

    PREPAID ADVERTISING COSTS - Substantially all of the Company's advertising is through the mailing of catalogs. The printing and mailing costs of catalogs are recorded as a current prepaid cost. In 1994 and 1995, these costs were amortized to expense based upon individual cost pools using actual and estimated future revenues for each catalog. In 1993 and prior years, the Company's amortization calculation aggregated annual revenues from all catalog mailings rather than identifying revenues by each separate catalog.

    All other advertising costs are expensed when the advertising first takes place.

    LONG-LIVED ASSETS - Management periodically assesses recoverability of all long-lived assets, including intangibles. The assessment for impairment is performed whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable. The assessment compares the carrying value of the assets to the estimated future cash flows of the assets, exclusive of interest. If an impairment is indicated, a provision is made to reduce the asset's carrying value to its estimated fair value.

    FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK - The carrying value of the Company's trade receivables and trade payables are considered to approximate fair value due to their short maturities. The fair value of the Company's notes payable and long term debt, including current portions, are considered to approximate fair value because 75% of the obligations have floating interest rates. The rates on the fixed rate debt do not vary significantly from current market rates.

    The Company has a concentration of credit risk along educational lines. Management believes that the allowance for doubtful accounts is sufficient to cover the related credit risk.

    STOCK-BASED COMPENSATION - In October 1995, the Financial Standards Accounting Board issued a new statement titled "Accounting for Stock-Based Compensation" (SFAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in notes to the financial statements. Transactions in equity instruments with non-employees for goods and services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by SFAS 123, and will be subject only to the disclosure requirements prescribed by SFAS 123. However, the Company intends to continue its analysis of SFAS 123 and may elect to adopt its provisions in the future.

    INCOME TAXES - The Company accounts for income taxes under the liability method of SFAS No. 109. Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the carrying value of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses and an offsetting valuation allowance. Tax effects are computed using the tax rates and laws enacted as of the balance sheet date.

                AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    EARNINGS (LOSS) PER SHARE - Earnings (loss) per share are based on the weighted average number of shares outstanding, including common stock equivalents outstanding during the periods, unless anti-dilutive.

    USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally acceptable accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -




                                                                     December 31,
                                                    -----------------------------------------------
                                                     1995               1994                 1993
                                                    -------          ---------              -------
Cash payments for:
  Interest                                          875,000            617,000              206,000
                                                    -------          ---------              -------
                                                    -------          ---------              -------
  Income taxes                                          -              240,000              152,000
                                                    -------          ---------              -------
                                                    -------          ---------              -------


Non-cash investing and financing activities:
  Issuance of debt for assets of acquisitions           -            4,203,000                  -
                                                    -------          ---------              -------
                                                    -------          ---------              -------
  Acquisition of equipment for debt                  77,000            189,000              200,000
                                                    -------          ---------              -------
                                                    -------          ---------              -------



2.  IMPAIRMENT OF LONG-LIVED ASSETS AND ACQUIRED INVENTORY:

    During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets" (SFAS 121). The Company adopted SFAS 121 during the fourth quarter of 1995.

    As a result of operating losses, it was determined that certain assets acquired from Churchill Films, Inc., in 1994 and from Redco Science, Inc., in 1992 had suffered an impairment (See Note 4).

    In accordance with the provisions of SFAS 121, the future cash flows of the long-lived assets used by Churchill were estimated. The future cash flows consist of future sales less costs of completing those sales and were not adjusted for a discount factor or interest charges. The future cash flows so estimated were less than the carrying value of the video library and intangible assets, including goodwill. An additional calculation was made to estimate the fair value of the assets. Fair value was estimated as the present value of the future cash flows using an appropriate discount rate. Carrying value exceeded estimated fair value by $3,027,000 and, accordingly, an impairment provision in that amount has been included in the 1995 results of operations.

    In connection with Redco, it was determined that sales of certain products had decreased to an unprofitable level. It is probable that manufacture of those products will be discontinued and that the inventory and equipment associated with those products will be scrapped or otherwise disposed and the proceeds of disposition will approximate the costs of disposition. The carrying value of those assets was reduced to zero by including $270,000 in the 1995 provision for asset impairment. The provision of $270,000 was recorded by increasing accumulated depreciation of reproduction masters and plant equipment by $150,000 and by establishing an inventory reserve of $120,000.

                AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  CATALOG COST ADJUSTMENT:

    The Company capitalizes the cost of catalogs that are mailed directly to potential customers. Prior to 1994, the Company amortized the costs based on the aggregate annual sales curve for all catalogs. In the fourth quarter of 1994, the Company adopted Statement of Position 93-7, Reporting on Advertising Costs (SOP 93-7). In accordance with SOP 93-7, the capitalized costs of catalogs are now being amortized based on individual cost pools using actual and estimated future revenues for each catalog. Included in the twelve months ending December 31, 1994, is a charge of $2,067,000 ($1,364,000 or $0.34 per share after related tax benefit) representing the effect of the acceleration in amortization of catalogs pursuant to SOP 93-7. None of the adjustment represented a writedown to net realizable value.


4.  ACQUISITIONS AND DIVESTITURES:

    Effective December 31, 1992, the Company purchased certain of the assets of Redco for approximately $790,000.

    Effective March 1, 1994, the Company purchased certain assets of Churchill Films, Inc. The total capitalized cost of the acquisition was approximately $4,625,000. To finance this acquisition, the Company incurred additional term debt of $3,300,000. In addition, the Company's line of credit was increased by $2,000,000, a portion of which was used to complete the transaction. Debt to former owners was issued totaling $568,000. Assets acquired included goodwill of $1,704,000 and video library valued at $1,715,000. The acquisition was recorded using the purchase method of accounting, and operations of Churchill were included with the Company's operations commencing March 1, 1994.

    During 1995, an analysis of the assets purchased from Churchill and Redco resulted in a combined impairment adjustment of $3,297,000 (see Note 2).

    Effective December 1, 1995, the Company sold substantially all of the assets of Summit to an unaffiliated company. The sale comprised the assets used by Summit in connection with its catalog distribution business. Total proceeds of the sale were $3,982,000. The Company utilized the proceeds to pay all of Summit's outstanding accounts payable and to reduce the outstanding balance on the Company's line of credit. The Company recognized a gain of $1,092,000 on the sale. Revenue of $10,216,000 and operating income of $288,000 were attributable to Summit's operations during the year ended December 31, 1995.

    The Company did not sell the real property occupied by Summit. The purchaser of Summit is leasing the facility from AMEP under a two year lease with approximate annual rentals of $67,000.


5.  NOTES PAYABLE AND LONG TERM DEBT:

    The Company has a $1,500,000 revolving line of credit pursuant to a loan agreement which expires September 30, 1996. Borrowing under this line of credit bears interest at the prime rate plus 2% (totaling 10.5% as of
    December 31, 1995).  Interest is payable monthly.   The principal balance
    was $1,081,000 and $3,337,000  at December 31, 1995 and 1994, respectively.
    The amounts available to be borrowed under the agreement are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. In addition, the loan agreement contains covenants which restrict the payment of dividends and requires, among other things, that the Company achieve certain operating income levels.

                AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The Company's primary bank lender has also extended credit under various term loan agreements. The line of credit and the term loans are collateralized by substantially all of the Company's assets.

    Subsequent to December 31, 1995, the Company renegotiated these loan agreements with regard to rates and maturity. The revised terms are reflected in the long term debt schedule following:


                                                                                              DECEMBER 31,
                                                                                   -------------------------------
                                                                                       1995                1994
                                                                                   -----------         -----------
Note Payable, principal due in monthly installments of $60,000 plus additional payments of $100,000 during June, July, August, and
September.  Remaining balance due December 31, 1997.
Accrued interest is payable monthly at prime plus 3%.
Collateralized by business assets.                                                 $ 2,473,000         $ 3,078,000

Note Payable, due in monthly installments of $10,000 including interest at 8.1%, remaining balance due December 31, 1997,
collateralized by land and buildings.                                                  994,000           1,030,000

Note Payable, original face amount of $500,000, noninterest
bearing, due in 20 quarterly installments of $25,000, less
unamortized discount at 12%.                                                            71,000             156,000

Note Payable to the sellers of Churchill, paid  September 11, 1995.                        -               248,000

Capital lease obligations, due in monthly installments with varying
maturities through December 31, 1997.                                                  198,000             352,000

Other                                                                                   36,000             272,000
                                                                                   -----------         -----------
Total                                                                                3,772,000           5,136,000
Less current maturities                                                             (1,412,000)         (1,433,000)
                                                                                   -----------         -----------
Long term debt                                                                     $ 2,360,000         $ 3,703,000
                                                                                   -----------         -----------
                                                                                   -----------         -----------


    At December 31, 1995, the future minimum principal payments on long term debt and capitalized lease obligations were as follows:


                   1996                   $  1,412,000
                   1997                      2,360,000
                                           -----------
                   Total                  $  3,772,000
                                           -----------
                                           -----------

                AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  COMMITMENTS:

    The Company leases office space, equipment, and warehouse facilities under noncancellable operating leases. Total rental expense was $282,000, $270,000, and $217,000 for the years ended December 31, 1995, 1994, and 1993, respectively. The total minimum rental commitments at December 31, 1995, are as follows:


                   1996                   $    209,000
                   1997                        102,000
                   1998                         99,000
                   1999                         54,000
                   2000                          3,000
                                          ------------
                   Total                  $    467,000
                                          ------------
                                          ------------


    The Company has certain royalty agreements with third parties on various products. Total royalty expense for the years ended December 31, 1995, 1994, and 1993 were $367,000, $496,000, and $187,000, respectively.



7.  STOCKHOLDERS' EQUITY:

    The Company has authorized 50,000,000 shares of preferred stock. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. None of the shares are issued and outstanding.

    The Company has adopted an Incentive Stock Option Plan (ISOP) under which the Company's Board of Directors is authorized to issue options for the purchase of the Company's common stock to key employees. The options are generally granted for a five year period with the exercise price based upon the market price of the Company's freely traded common stock on the date of grant.

    The Company has issued other non-qualified stock options under terms and at prices deemed appropriate by the Board of Directors.

                AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The following is a summary of the number of shares under option:

                                             NUMBER OF SHARES
                                         ------------------------
                                         INCENTIVE        NON-
                                           STOCK        QUALIFIED                    PRICE RANGE
                                           OPTION         STOCK                    ----------------
                                            PLAN         OPTIONS         TOTAL       LOW     HIGH
                                         ---------      ---------      --------    ------    ------
Balance, January 1, 1993                  292,000         50,000        342,000    $ 0.45    $ 6.25
  Options granted                         284,000          8,000        292,000    $ 3.44    $ 6.25
  Options exercised                       (32,000)           -          (32,000)   $ 0.45    $ 1.06
  Options terminated                     (109,000)       (15,000)      (124,000)   $ 0.75    $ 6.25
                                         --------        -------       --------

Balance, December 31, 1993                435,000         43,000        478,000    $ 0.45    $ 6.25
  Options granted                         230,000         12,000        242,000    $ 2.19    $ 4.50
  Options exercised                           -          (25,000)       (25,000)   $ 0.75    $ 1.00
  Options terminated                     (182,000)           -         (182,000)   $ 1.00    $ 6.25
                                         --------        -------       --------

Balance, December 31, 1994                483,000         30,000        513,000    $ 0.45    $ 6.25
  Options granted                         264,400        100,500        364,900    $ 1.60    $ 2.25
  Options exercised                       (25,500)           -          (25,500)   $ 0.94    $ 1.06
  Options terminated                      (98,900)           -          (98,900)   $ 2.13    $ 6.25
                                         --------        -------       --------

Balance, December 31, 1995                623,000        130,500        753,500    $ 0.45    $ 4.88
                                         --------        -------       --------
                                         --------        -------       --------


    A total of 401,000 of the above options are exercisable, and 92,000 shares are available for future grants.

    During 1995, the Company issued 130,500 non-qualified stock options to its directors at 85% of fair value at the date of the grant, resulting in 1995 compensation expense of $32,000.

    The Company has outstanding warrants to purchase 220,000 shares of the Company's common stock at exercise prices ranging from $3.25 to $4.50 per share. All 220,000 warrants are exercisable at December 31, 1995, and expire in 1996 and 1997. During 1993, a total of 50,000 warrants were exercised at $1.75 per share.

    Substantially all of the Company's permanent full-time employees are eligible to participate in an employee stock purchase plan (ESPP), except those owning more than 5% of the Company's common stock or more than $25,000 in value of the Company's common stock. In 1995, the stockholders increased the number of shares for the ESPP to 300,000. Under the ESPP, employees may purchase shares at 85% of the NASDAQ quoted market value on either the beginning or ending date of the six month enrollment period, whichever is less. The number of shares purchased under the ESPP for each of the three years ending December 31 were: 53,061 in 1995; 33,840 in 1994; and 37,378 in 1993.

                AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  INCOME TAXES:

    Deferred tax assets (liabilities) are comprised of the following as of December 31, 1995:


                                             CURRENT            LONG TERM
                                           -----------         -----------
Deferred assets (liabilities):
  Prepaid catalogs                         $   (38,000)        $       -
  Inventories                                  178,000                 -
  Net operating losses                             -               583,000
  Other                                         32,000              63,000
                                           -----------         -----------
Net deferred tax asset                         172,000             646,000
Valuation allowance                           (172,000)           (646,000)
                                           -----------         -----------
                                           $       -           $       -
                                           -----------         -----------
                                           -----------         -----------


    The Company's net operating loss carryforwards expire in 2009 and 2010.
    Due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, the Company has established a full valuation allowance against these carryforward benefits and will recognize the benefits only as reassessment indicates they are realizable. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

    The composition of income tax expense (benefit) for the years ended December 31 is as follows:


                                     1995           1994           1993
                                 -----------    -----------     ----------
Current                          $  (101,000)   $  (204,000)    $  356,000
Deferred                            (519,000)      (751,000)       324,000
                                 -----------    -----------     ----------
Total                            $  (620,000)   $  (955,000)    $  680,000
                                 -----------    -----------     ----------
                                 -----------    -----------     ----------



    The Company has Federal and state net operating losses of approximately $1,400,000 and $2,000,000, respectively, available to offset future taxable income, which expire in 2009 and 2010.

    The Company's effective tax rates for 1995, 1994, and 1993 were approximately 17%, 34% and 35% respectively. This is reconciled to the statutory U.S. Federal income tax rate as follows:


                                        1995           1994           1993
                                        ----           ----           ----
Statutory rate                           34%            34%            34%
State taxes, net of Federal benefit       3%             2%             3%
Permanent differences                     2%             -              -
Valuation allowance                     (22%)            -              -
Other                                     -             (2%)           (2%)
                                        ----           ----           ----
Effective tax rate                       17%            34%            35%
                                        ----           ----           ----
                                        ----           ----           ----


                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
                             AMERICAN EDUCATIONAL PRODUCTS, INC.

Date:  March 25, 1996        /s/ Robert A. Scott
    --------------------     -------------------------
                             Robert A. Scott, Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE          TITLE          DATE


/s/ Robert A. Scott          Chairman of the Board and          March 25, 1996
- -------------------------                                       --------------
 Robert A. Scott             Director (Chief Executive
                             Officer)

/s/ Clifford C. Thygesen     President and Director             March 25, 1996
- -------------------------                                       --------------
 Clifford C. Thygesen


/s/ Frank L. Jennings        Vice President                     March 25, 1996
- -------------------------                                       --------------
 Frank L. Jennings           (Chief Financial Officer,
                              Chief Accounting Officer)


/s/ Michael L. Hobbs         Secretary and Director             March 25, 1996
- -------------------------                                       --------------
 Michael L. Hobbs


/s/ Wayne R. Kirschling      Director                           March 25, 1996
- -------------------------                                       --------------
 Wayne R. Kirschling


/s/ Dale LaFrenz             Director                           March 25, 1996
- -------------------------                                       --------------
 Dale LaFrenz


/s/ Clifford L. Neuman       Director                           March 25, 1996
- -------------------------                                       --------------
 Clifford L. Neuman


/s/ Paul D. Whittle          Director                           March 25, 1996
- -------------------------                                       --------------
 Paul D. Whittle