Form 10QSB
AMERICAN EDUCATIONAL PRODUCTS INC
filed 1996-05-20
CIK 790069

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from  __________ to _________

                                     Commission file number: 0-16310


                      AMERICAN EDUCATIONAL PRODUCTS, INC.
       _________________________________________________________________
       (Exact Name of Small Business Issuer as Specified in its Charter)


     Colorado                                                 84-1012129
____________________________                                ____________
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                    Identification number)

5350 Manhattan Circle, Suite 210, Boulder, Colorado                80303
___________________________________________________             ____________
(Address of principal executive offices)                          (Zip Code)

                                 (303) 543-0123
                          ___________________________
                          (Issuer's telephone number)

______________________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  [ X ]  No [  ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes  [  ]  No [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 6, 1995 the Company had 4,165,272 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [ X ]

                                     INDEX
                        PART I -- FINANCIAL INFORMATION

                                                                  Page
                                                                  ----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1996
               and December 31, 1995                                 2

          Consolidated Statements of Operations for the
               three months ended March 31, 1996 and
               March 31, 1995                                        3

          Consolidated Statements of Cash Flows for the
               three months ended March 31, 1996 and
               March 31, 1995                                        4

          Consolidated Statement of Stockholders' Equity
               from January 1, 1996 through March 31, 1996           5

          Notes to Consolidated Financial Statements                 6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Liquidity and Capital Resources                            7

          Results of Operations                                      9


                         PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                         12

ITEM 2.   CHANGES IN SECURITIES                                     12

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                           12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       12

ITEM 5.   OTHER INFORMATION                                         12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                          12

                      AMERICAN EDUCATIONAL PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                  As of March 31, 1996 and December 31, 1995

                                                   March 31,  December 31,
                                                     1996         1995
                                                 (Unaudited)
                                                ___________  ___________
       ASSETS
CURRENT ASSETS
   Cash                                           $ 220,000     $146,000
   Trade receivables, net of allowance
      of $90,000 and $109,000                     1,747,000    1,783,000
   Income tax refunds receivable                        -        304,000
   Inventories                                    2,618,000    2,358,000
   Prepaid advertising costs                        280,000      102,000
   Other                                             75,000      126,000
                                                ___________  ___________
      TOTAL CURRENT ASSETS                        4,940,000    4,819,000

PROPERTY AND EQUIPMENT, net of $3,032,000
   and $2,844,000                                 4,233,000    4,362,000

VIDEO LIBRARY, net of $439,000 and $345,000       1,390,000    1,407,000

INTANGIBLE ASSETS, net                              474,000      511,000

OTHER ASSETS                                        149,000      141,000
                                                ___________  ___________
TOTAL ASSETS                                    $11,186,000  $11,240,000
                                                ===========  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Note payable                                 $ 1,345,000   $1,081,000
   Current maturities of long term debt           1,412,000    1,412,000
   Accounts payable                               1,193,000      935,000
   Accrued expenses                                 586,000      613,000
                                                ___________  ___________
      TOTAL CURRENT LIABILITIES                   4,536,000    4,041,000

LONG TERM DEBT, less current maturities           1,990,000    2,360,000

COMMITMENTS                                             -             -

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value;
      50,000,000 shares authorized;
      none issued or outstanding                        -            -
   Common stock; $0.01 par value;
      100,000,000 shares authorized;
      4,165,272 and 4,150,618 shares
      issued and outstanding                         42,000       42,000
   Additional paid in capital                     6,070,000    6,048,000
   Retained earnings (accumulated deficit)       (1,452,000)   (1,251,000)
                                                ___________  ___________
      TOTAL STOCKHOLDERS' EQUITY                  4,660,000    4,839,000
                                                ___________  ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 11,186,000  $11,240,000
                                               ============  ===========

                      AMERICAN EDUCATIONAL PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         for the Three Months ended March 31, 1996 and March 31, 1995
                                  (Unaudited)

                                                   March 31,    March 31,
                                                     1996         1995
                                                ___________  ___________
INCOME:
   Net sales                                     $2,047,000   $4,689,000
   Cost of goods sold                             1,196,000    2,617,000
                                                ___________  ___________

      Gross profit                                  851,000    2,072,000

OPERATING EXPENSES:
   Advertising and catalog costs                     24,000      693,000
   Other marketing                                  534,000      668,000
                                                ___________  ___________
      Total marketing                               558,000    1,361,000

   General and administrative                       357,000      821,000
                                                ___________  ___________
      Total operating expenses                      915,000    2,182,000
                                                ___________  ___________
OPERATING INCOME (LOSS)                             (64,000)    (110,000)

OTHER INCOME (EXPENSE):
   Other income                                         -         29,000
   Interest expense                                (137,000)    (229,000)
                                                ___________  ___________
      Net other income (expense)                   (137,000)    (200,000)
                                                ___________  ___________
INCOME (LOSS) BEFORE INCOME TAXES                  (201,000)    (310,000)

   Income tax  benefit (expense)                         -       114,000
                                                ___________  ___________
NET INCOME (LOSS)                                 $(201,000)   $(196,000)
                                                  ==========   ==========

Earnings (loss) per common share
   and common share equivalent                       ($0.05)      ($0.05)
                                                     =======      =======
Average number of common and common
   equivalent shares outstanding                  4,155,000    4,106,000
                                                  =========    =========

                      AMERICAN EDUCATIONAL PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the Three Months ended March 31, 1996 and March 31, 1995
                                  (Unaudited)

                                                   March 31,    March 31,
                                                     1996         1995
                                                ___________  ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                              $(201,000)   $(196,000)
   Adjustments to reconcile net income
    to cash provided by operating activities:
      Depreciation                                  188,000      172,000
      Amortization                                  131,000      163,000
      Bad debt expense                                2,000        1,000
      Change in deferred income taxes                   -       (153,000)
      Changes in operating assets and liabilities:
         Decrease (increase) in operating assets:
            Accounts receivable                      34,000     (574,000)
            Income tax refunds receivable           304,000       13,000
            Inventories                            (260,000)     356,000
            Prepaid advertising costs              (178,000)      59,000
            Other                                    43,000       14,000
         Increase (decrease) in operating
          liabilities:
            Accounts payable                        258,000     (158,000)
            Accrued expenses                        (26,000)      24,000
                                                ___________  ___________
      Net cash provided (used)
       by operating activities                      295,000     (279,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment               (60,000)      (4,000)
   Cost incurred for video production               (77,000)     (68,000)
   Other                                                -        (15,000)
                                                ___________  ___________
      Net cash provided (used)
       by investing activities                     (137,000)     (87,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable and long term debt   264,000      436,000
   Payments on notes payable and long term debt    (370,000)    (176,000)
   Net proceeds from the sale of stock               22,000       58,000
                                                ___________  ___________
      Net cash provided (used)
       by financing activities                      (84,000)     318,000
                                                ___________  ___________
NET INCREASE (DECREASE) IN CASH                      74,000      (48,000)

Cash, at beginning of period                        146,000      220,000
                                                ___________  ___________
Cash, at end of period                             $220,000     $172,000
                                                   ========     ========

                      AMERICAN EDUCATIONAL PRODUCTS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    January 1, 1996 through March 31, 1996
                                  (Unaudited)



                        COMMON STOCK      Additional    Retained
                      Number                 Paid        Earnings
                        of      Common        in      (Accumulated
                      Shares     Stock      Capital     Deficit)       Total
                    ---------  -------   ----------  ------------  -----------
Balance as of
  January 1, 1996   4,150,658  $42,000   $6,048,000  $(1,251,000)  $4,839,000

Sale of common
  stock under the
  employee stock
  purchase plan        14,614      -         22,000          -         22,000

Net loss                  -        -            -       (201,000)    (201,000)
                    ---------  -------   ----------  ------------  -----------
Balance as of
  March 31, 1996    4,165,272  $42,000   $6,070,000  $(1,452,000)  $4,660,000

                      AMERICAN EDUCATIONAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 -- Presentation

In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of December 31, 1995 and March 31, 1996, and the results of operations for the three months ended March 31, 1996 and 1995. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Comparisons between 1996 and 1995 are affected by this divestiture.


LIQUIDITY AND CAPITAL RESOURCES -- MARCH 31, 1996 COMPARED TO DECEMBER 31, 1995

During the first quarter of 1996, the Company continued to experience a lack of liquidity and capital resources. The liquidity shortfall was primarily caused by a continuation of operating losses, spending on inventory to be sold in future quarters, investment in the spring catalog mailing program, and payments required under various loan agreements. The Company was unable to make timely payments to its trade creditors during the first quarter.

The Company continued its efforts to reduce expenditures and conserve cash. Those efforts have resulted in decreased operating expenses and are expected to assist the Company's efforts to achieve profitable operations.

As previously disclosed in Form 10-KSB for the year ended December 31, 1995, the Company renegotiated its bank debt during the first quarter of 1996. The new debt arrangement includes a working capital line of credit (LOC) with maximum borrowings up to $1,500,000 and an expiration date of September 30, 1996. The LOC bears interest at the prime rate (8.25% as of March 31, 1996) plus 2%. The debt agreements also provide the Company with two term loans. One term loan bears interest at the prime rate plus 3%. It requires monthly principal payments of $60,000 plus additional principal payments aggregating $400,000 during June, July, August, and September. The other term loan bears interest at 8.1% and is payable in monthly installments of $10,000, including interest. Substantially all the Company's assets have been pledged as collateral under the various loan agreements.

The loan agreements contain covenants that restrict the payment of dividends and require, among other requirements, that the Company maintain minimum financial ratios and achieve certain operating income levels. The Company's projections indicate that it will regain profitable operations during the year and that it will meet the bank's requirements. Should the Company fail to operate profitably or fail to meet any other bank requirement, the bank has the right to foreclose on substantially all the Company's assets. Such an event would have material adverse consequences to the Company and its stockholders. As of March 31, 1996, the Company was in compliance with the bank requirements.

During the first quarter of 1996, the Company borrowed substantially all the funds available under the line of credit and reduced long term borrowings by $370,000. As of and subsequent to March 31, 1996, the Company has borrowed substantially all funds available to it under the various borrowing agreements.

Since there are no guarantees that the Company will achieve profitable operations and generate sufficient cash from operations to meet its liquidity needs, the Company is exploring the sale of assets that are not critical to the Company's long term strategy. In this regard, the Company has signed a contract to sell certain real estate, which is expected to close on the third quarter. It is believed that a successful sale of real estate would yield net proceeds approximating $1,000,000. All of the proceeds would be used to reduce bank debt and to pay trade creditors.

Management continually assesses the Company's need for capital resources. From time to time, the Company may evaluate and pursue additional sources of capital, as required.

The Company experienced a 48% working capital decrease in the first quarter of 1996. While current assets of $4,940,000 increased $121,000 from December 31, 1995, current liabilities increased by $495,000, from $4,041,000 to $4,536,000. As a result, working capital decreased from $778,000 to $404,000, and the current ratio decreased from 1.2 to 1.1. These changes were primarily caused by the net loss for the first quarter and by payments required under long-term debt arrangements.

Neither total assets nor total liabilities nor total stockholders' equity changed materially from December 31, 1995, to March 31, 1996.

Accounts receivable decreased from $1,783,000 at December 31, 1995, to $1,747,000 at March 31,1996, a decrease of $36,000 or 2%. The balance at December 31, 1995, included receivables resulting from a special sales promotion that provided customers with special pricing and extended payment terms. During the first quarter, these receivables were collected in the ordinary course of business.

Inventories increased from $2,358,000 at the end of 1995 to $2,618,000 at March 31, 1996, an increase of $260,000 or 11%. This increase is attributable to investment in inventory for new product introductions and investment in inventory for normal increases in sales activity expected during future quarters.

Prepaid advertising costs increased from $102,000 at December 31, 1995, to $280,000 at March 31, 1996, an increase of $178,000 or 175%. This increase is due to investment in the spring 1996 catalog program offset by partial amortization of this program. The balance of the program will be fully amortized over the remainder of 1996.

Net property and equipment decreased from $ 4,362,000 at December 31, 1995, to $4,233,000 at March 31, 1996, a decrease of $129,000 or 3%. This decrease is primarily the result of depreciation expense of $188,000.

Video and film library costs decreased from $1,407,000 at December 31, 1995, to $1,390,000 at March 31, 1996, a decrease of $17,000 or 1%. This decrease consists of amortization of $94,000 offset by additional investment in video products of $77,000.

Intangible and other assets decreased from $652,000 at December 31, 1995, to
$623,000 at March 31, 1996, a decrease of $29,000 or 4%.   The majority of this
decrease is associated with amortization of $37,000.

Accounts payable and accrued expenses increased from $1,548,000 at December 31, 1995, to $1,779,000 at March 31, 1996, an increase of $231,000 or 15%. The majority of this increase reflects investment in inventory and prepaid advertising costs. In addition, the Company has not been able to make all payments to trade creditors in a timely fashion during the first three months of 1996. This trend is expected to continue at least until the Company returns to profitability.

At March 31, 1996, the Company had borrowings under its working capital line of credit facility in the amount of $1,345,000, up $264,000 from $1,081,000 at December 31, 1995.

Long term debt, including current maturities, decreased $370,000 as a result of long-term debt payments made during the first quarter.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's short-term liquidity or capital resources.


RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

As previously discussed, the comparison of operating results for the first three months of 1996 to the first three months of 1995 is affected by the sale of Summit in 1995.

The Company's revenues were $2,047,000 in the first three months of 1996, a decrease of $2,642,000 or 56% from the same period 1995 revenues of $4,689,000. Summit's impact on revenues during this period in 1995 was $2,269,000.
Slightly lower unit sales during the quarter across all remaining divisions combined with slightly lower average selling prices at the manufacturing division resulted in the remaining $373,000 decrease.

The cost of goods sold for the quarter ended March 31, 1996, was $1,196,000, a decrease of $1,421,000 or 54% from the same period 1995 figure of $2,617,000. Summit's impact on cost of goods sold during this period in 1995 was $1,216,000.

Consolidated gross profits for the first quarter of 1996 were $851,000, a decrease of $1,221,000 or 59% from the same period 1995 gross profits of $2,072,000. Summit's impact on consolidated gross profits during this period in 1995 was $1,053,000. As a percentage of sales, the gross margin decreased from 44% in 1995 to 42% in 1996. Adjusting for the impact of Summit, the gross margin in 1995 would also have been 42%.

The advertising component of marketing costs for the first quarter of 1996 were $24,000, a decrease of $669,000 or 97% from the same period 1995 cost of $693,000. Summit's advertising costs for the first quarter of 1995 were $619,000. These costs were 1% of sales in the first three months of 1996 and 15% of sales in the first three months of 1995. Substantially all advertising costs consist of printing and mailing catalogs. In 1996, the Company plans to conduct a limited direct mail campaign and costs for the year are estimated at $300,000.

Other marketing costs for the first quarter of 1996 were $534,000, a decrease of $134,000 or 20% from the same period 1995 cost of $668,000. Summit's other marketing costs for the first quarter of 1995 were $153,000. As a percentage of sales, these costs were 26% in the first three months of 1996, and 14% in the first three months of 1995. In 1996, the Company increased its institutional marketing activities. Specifically, it increased its presence at industry trade shows and conventions, it increased the number of presentations to distributors, and it increased the number of marketing personnel compared to the same period in 1995.

General and administrative expenses were $357,000 a decrease of $464,000 or 57% from the first quarter of 1995 general and administrative expense of $821,000. Summit's general and administrative expense for the first quarter of 1995 was $103,000. As a percent of sales, G&A expenses were 17% in the first quarter of 1996, and 18% in the first quarter of 1995. In 1996, G&A expenses were reduced by recognition of a lawsuit settlement under which the Company will receive proceeds of $100,000. The balance of the reduction reflects decreased staff levels employed in accounting and administrative functions.

Total operating costs decreased 58% from $2,182,000 in the first three months of 1995 to $915,000 in the first three months of 1996. Summit's portion of total operating costs during this period in 1995 was $875,000. As a percentage of sales, total operating costs decreased from 47% in the first quarter of 1995 to 45% for the first quarter of 1996.

The operating loss for the three months ending March 31, 1996, was $64,000, compared to an operating loss of $110,000 in the same quarter of the prior year, an improvement of $46,000. If the Company had not settled its litigation and recognized proceeds of $100,000 in March, 1996, the operating loss for the first quarter of 1996 would have been $164,000, a decrease of $54,000 from 1995.

Interest expense decreased from $229,000 in the first quarter of 1995 to $137,000 in the first quarter of 1996, a decrease of $92,000 or 40%. The decreased interest expense is the result of lower debt levels made possible by proceeds from the 1995 sale of Summit.

Pretax loss was $201,000 for the quarter ended March 31, 1996, compared to pretax loss of $310,000 for the three months ended March 31, 1995.

During the first three months of 1995, the Company recorded an income tax benefit of $114,000 to offset tax expense recorded in earlier (profitable) periods. By the end of 1995, all income tax liabilities had been offset against operating losses. Thus, the Company did not recognize any tax benefit for the first quarter of 1996. The Company has net operating loss carryovers of approximately $1,600,000 available for Federal income tax purposes. The Company will be able to offset those carryforwards against future taxable income, if any. It will be able to record a benefit from those carryforwards when they appear to be realizable.

The net loss for the first three months of 1996 was $201,000, compared with a net loss of $196,000 in the same period of 1995. Loss per share was $0.05 for the first three months of both 1995 and 1996.

Inflation has not had any material effect on the Company's operations during the first three months of 1996. During 1995, price increases in postage, paper, plastic, and formed metal parts adversely impacted profitability. While the Company was able to partially mitigate the impact of these cost increases through design changes and improved factory efficiencies, there is no guarantee that it would be able to offset such cost increases should they recur in 1996.

The Company historically has experienced significant seasonality in its sales primarily due to the purchasing cycle of educational institutions. Typically, the first and fourth fiscal quarters each generate approximately 20% of annual sales, with the second and third fiscal quarters each generating approximately 30% of annual sales. This distribution of sales is likely to continue throughout 1996.

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

        None.


ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits:  None.

        Reports on Form 8-K:

        1. Current Report on Form 8-K dated December 20, 1995, as filed with the Commission on January 4, 1996

            Item 2:   Disposition of Assets

            Item 7: Pro Forma Financial Information as of December 31, 1994 and September 30, 1995

                                   SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN EDUCATIONAL PRODUCTS, INC.



Dated:  May 13, 1996          By:  /s/ Robert A. Scott
       --------------              -----------------------
                                   Robert A. Scott, Chairman of the Board




Dated:  May 13, 1996          By:  /s/ Frank L. Jennings
       --------------              -----------------------
                                   Frank L. Jennings, Chief Financial Officer
                                   and Vice President of Finance