Form 10-Q
period 1996-06-30
AMERICAN EDUCATIONAL PRODUCTS INC
filed 1996-08-12
CIK 790069

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 1996 the Company had 4,176,049 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [ X ]

                                     INDEX
                        PART I -- FINANCIAL INFORMATION

                                                                  Page
                                                                      ----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1996
               and December 31, 1995                                 3

          Consolidated Statements of Operations for the
               three months ended June 30, 1996 and
               June 30, 1995                                         4

          Consolidated Statements of Operations for the
               six months ended June 30, 1996 and
               June 30, 1995                                         5

          Consolidated Statements of Cash Flows for the
               three months ended June 30, 1996 and
               June 30, 1995                                         6

          Consolidated Statement of Stockholders' Equity
               from January 1, 1996 through June 30, 1996            7

          Notes to Consolidated Financial Statements                 8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Liquidity and Capital Resources - June 30, 1996
               Compared to December 31, 1995                         9

          Results of Operations - Three months ended
               June 30, 1996, Compared to the Three
               Months ended June 30, 1995                           11

          Results of Operations - Six months ended
               June 30, 1996, Compared to the Three
               Months ended June 30, 1995                           13


                         PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                         16

ITEM 2.   CHANGES IN SECURITIES                                     16

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                           16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       16

ITEM 5.   OTHER INFORMATION                                         16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                          16

                      AMERICAN EDUCATIONAL PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   As of June 30, 1996 and December 31, 1995

                                                   June 30,   December 31,
                                                     1996         1995
                                                 (Unaudited)
                                                 ___________  ____________
                 ASSETS
CURRENT ASSETS
   Cash                                          $   85,000  $   146,000
   Trade receivables, net of allowance of
      $65,000 and $109,000                        1,434,000    1,783,000
   Royalty receivable                               172,000            -
   Income tax refunds receivable                          -      304,000
   Inventories                                    2,320,000    2,358,000
   Real estate held for sale, net                   912,000            -
   Prepaid advertising costs                        206,000      102,000
   Other                                             91,000      126,000
                                                 -----------  -----------
   TOTAL CURRENT ASSETS                           5,220,000    4,819,000

PROPERTY AND EQUIPMENT, net of $3,089,000
   and $2,844,000                                 2,953,000    4,362,000

VIDEO LIBRARY, net of $347,000 and $345,000         605,000    1,407,000

INTANGIBLE ASSETS, net                              436,000      511,000

OTHER ASSETS                                        386,000      141,000
                                                 -----------  -----------
TOTAL ASSETS                                     $9,600,000  $11,240,000
                                                 ==========  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Note payable                                  $1,366,000  $ 1,081,000
   Current maturities of long term debt             987,000    1,412,000
   Accounts payable1,137,000                        935,000
   Mortgage on real estate held for sale            600,000            -
   Accrued expenses                                 433,000      613,000
                                                 -----------  -----------
   TOTAL CURRENT LIABILITIES                      4,523,000    4,041,000

LONG TERM DEBT, less current maturities           1,141,000    2,360,000

COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 50,000,000
      shares authorized; none issued or outstanding       -            -
   Common stock; $0.01 par value; 100,000,000
      shares authorized; 4,176,049 and 4,150,658
      shares issued and outstanding                  42,000       42,000
   Additional paid in capital                     6,076,000    6,048,000
   Retained earnings (accumulated deficit)       (2,182,000)  (1,251,000)
                                                 -----------  -----------
   TOTAL STOCKHOLDERS' EQUITY                     3,936,000    4,839,000
                                                 -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $9,600,000  $11,240,000
                                                 ==========  ===========

                      AMERICAN EDUCATIONAL PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          for the Three Months ended June 30, 1996 and June 30, 1995
                                  (Unaudited)

                                                   June 30,     June 30,
                                                     1996         1995
                                                ___________   ___________
INCOME:
   Net sales                                     $2,514,000   $5,697,000
   Cost of goods sold                             1,666,000    3,191,000
                                                 -----------  -----------
   Gross profit                                     848,000    2,506,000

OPERATING EXPENSES:
   Advertising and catalog costs                    108,000      572,000
   Other marketing                                  566,000      709,000
                                                 -----------  -----------
   Total marketing                                  674,000    1,281,000

   General and administrative                       400,000      776,000
                                                 -----------  -----------
   Total operating expenses                       1,074,000    2,057,000
                                                 -----------  -----------
OPERATING INCOME (LOSS)                            (226,000)     449,000

OTHER INCOME (EXPENSE):
   Loss on sale of division                        (384,000)           -
   Other income                                           -       20,000
   Interest expense                                (120,000)    (222,000)
                                                 -----------  -----------
   Net other income (expense)                      (504,000)    (202,000)

INCOME (LOSS) BEFORE INCOME TAXES                  (730,000)     247,000

   Income tax benefit (expense)                           -      (92,000)
                                                 -----------  -----------
NET INCOME (LOSS)                                $ (730,000)   $ 155,000
                                                 ===========   =========

Earnings (loss) per common share
   and common share equivalent                       ($0.18)       $0.04
                                                     =======       =====
Average number of common and common
   equivalent shares outstanding                  4,170,000    4,150,000
                                                  =========    =========

                      AMERICAN EDUCATIONAL PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           for the Six Months ended June 30, 1996 and June 30, 1995
                                  (Unaudited)

                                                   June 30,     June 30,
                                                     1996         1995
                                                ___________  ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net sales                                     $4,562,000  $10,386,000
   Cost of goods sold                             2,862,000    5,808,000
                                                 -----------  -----------
      Gross profit                                1,700,000    4,578,000

OPERATING EXPENSES:
   Advertising and catalog costs                    132,000    1,266,000
   Other marketing                                1,099,000    1,376,000
                                                 -----------  -----------
      Total marketing                             1,231,000    2,642,000

   General and administrative                       759,000    1,597,000
                                                 -----------  -----------
      Total operating expenses                    1,990,000    4,239,000
                                                 -----------  -----------
OPERATING INCOME (LOSS)                            (290,000)     339,000

OTHER INCOME (EXPENSE):
   Loss on sale of division                        (384,000)           -
   Other income                                           -       49,000
   Interest expense                                (257,000)    (451,000)
                                                 -----------  -----------
      Net other income (expense)                   (641,000)    (402,000)
                                                 -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                  (931,000)     (63,000)

   Income tax benefit (expense)                           -       23,000
                                                 -----------  -----------
NET INCOME (LOSS)                                 $(931,000)    $(40,000)
                                                  ==========    =========

Earnings (loss) per common share
   and common share equivalent                       ($0.22)      ($0.01)
                                                     =======      =======
Average number of common and common
   equivalent shares outstanding                  4,163,000    4,142,000
                                                  =========    =========

                      AMERICAN EDUCATIONAL PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the Six Months ended June 30, 1996 and June 30, 1995
                                  (Unaudited)

                                                   June 30,     June 30,
                                                     1996         1995
                                                ___________  ___________
INCOME:
   Net sales                                     $4,562,000  $10,386,000
   Cost of goods sold                             2,862,000    5,808,000
                                                 -----------  -----------
      Gross profit                                1,700,000    4,578,000

OPERATING EXPENSES:
   Advertising and catalog costs                    132,000    1,266,000
   Other marketing                                1,099,000    1,376,000
                                                 -----------  -----------
      Total marketing                             1,231,000    2,642,000

   General and administrative                       759,000    1,597,000
                                                 -----------  -----------
      Total operating expenses                    1,990,000    4,239,000
                                                 -----------  -----------
OPERATING INCOME (LOSS)                            (290,000)     339,000

OTHER INCOME (EXPENSE):
   Loss on sale of division                        (384,000)           -
   Other income                                           -       49,000
   Interest expense                                (257,000)    (451,000)
                                                 -----------  -----------
      Net other income (expense)                   (641,000)    (402,000)
                                                 -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                  (931,000)     (63,000)

   Income tax benefit (expense)                           -       23,000
                                                 -----------  -----------
NET INCOME (LOSS)                                $ (931,000)   $ (40,000)
                                                 ===========   ==========

Earnings (loss) per common share
   and common share equivalent                       ($0.22)      ($0.01)
                                                     =======       ======
Average number of common and common
   equivalent shares outstanding                  4,163,000    4,142,000
                                                  =========    =========

                      AMERICAN EDUCATIONAL PRODUCTS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     January 1, 1996 through June 30, 1996
                                  (Unaudited)




                        COMMON STOCK
                    ------------------    Additional    Retained
                      Number                 Paid        Earnings
                        of      Common        in      (Accumulated
                      Shares     Stock      Capital     Deficit)       Total
                     ---------  -------  ----------  ------------  -----------
Balance as of
  January 1, 1996    4,150,658  $42,000  $6,048,000  $(1,251,000)  $4,839,000

Sale of common stock
  under the employee
  stock purchase plan   14,614        -      22,000            -       22,000

Exercise of options     10,777        -       6,000            -        6,000

Net loss                     -        -           -     (931,000)    (931,000)
                     ---------- -------- ----------- ------------  -----------
Balance as of
  June 30, 1996      4,176,049  $42,000  $6,076,000  $(2,182,000)  $3,936,000
                     ---------- -------- ----------- ------------  -----------

                      AMERICAN EDUCATIONAL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- PRESENTATION
- ----------------------
In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of December 31, 1995 and June 30,
1996, and the results of operations for the three months and six months ended
June 30, 1996 and 1995.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's
Annual Report on Form 10-KSB for the year ended  December 31, 1995.

NOTE 2 -- STOCKHOLDERS' EQUITY
- ------------------------------
During the first six months of 1996, the Company issued 65,000 incentive stock options to key employees.  The options were priced at fair market value on the date of the grant.  Also during 1996, the Company issued 186,500 non-qualified stock options to its directors.  The options were priced at fair market value on the date of the grant.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
          RESULTS OF OPERATIONS
- --------------------------------------------------------------------------

The following discussion addresses the financial condition and results of operations for American Educational Products, Inc. and Subsidiaries ("AMEP" or the "Company"). The four subsidiaries are AEP Media Corporation d.b.a.
Churchill Media ("Churchill"), Hubbard Scientific, Inc. ("Hubbard"), Scott
Resources, Inc. ("Scott") and Summit Learning, Inc. ("Summit"). As of subsequent to June 30, 1996, only Hubbard and Scott were operating subsidiaries of AMEP.

In December, 1995, AMEP sold substantially all of the assets of Summit for total proceeds of $3,982,000.

In June, 1996, AMEP sold substantially all of the assets of Churchill for a cash payment of $1,000,000 plus royalties on Churchill titles sold during the next four years. Future royalties are calculated at ten percent of sales and are subject to an aggregate ceiling of $750,000.

Comparisons between 1996 and 1995 are affected by these divestitures.


LIQUIDITY AND CAPITAL RESOURCES -- JUNE 30, 1996 COMPARED TO DECEMBER 31, 1995
- ------------------------------------------------------------------------------
During the first two quarters of 1996, the Company continued to experience a lack of liquidity and capital resources.  The liquidity shortfall was primarily caused by continued operating losses, raw material purchases, investment in the spring catalog mailing program, and payments required under various loan agreements.  The Company was unable to make timely payments to its trade creditors during this period.

The Company continued its efforts to reduce expenditures and conserve cash.
Those efforts have resulted in decreased operating expenses and are expected to assist the Company's efforts to achieve profitable operations.

The sale of Churchill in June, 1996, provided additional liquidity to the Company. Proceeds from the Churchill sale in the amount of $400,000 were used to pay Churchill creditors and the remaining proceeds were used to reduce bank debt. As a result, the monthly principal payment required under the term debt was reduced from $60,000 to $48,500 and the extra principal payments for June, July, August, and September were eliminated. The final maturity date of December 31, 1997, was not revised.

The Company's agreements with its bank contain covenants that restrict the payment of dividends and require, among other requirements, that the Company maintain minimum financial ratios and achieve certain operating income levels.
As of June 30, 1996, the Company had failed to achieve the minimum operating income levels. The bank has temporarily waived the operating income requirement and plans to revise the covenant based upon new projections that include the above-mentioned asset sales. However, in the event that the Company's financial performance deteriorates further, the bank would have the right to foreclose on substantially all the Company's assets. The bank has not indicated any desire to commence foreclosure proceedings. If it were to commence such action, it would have material adverse consequences to the Company and its stockholders.

Since there are no guarantees that the Company will achieve profitable operations and generate sufficient cash from operations to meet its liquidity needs, the Company is exploring the sale of assets that are not critical to the Company's long term strategy. In this regard, the Company sold certain real estate subsequent to June 30, 1996. Net proceeds approximating $1,000,000 were used to reduce bank debt and to pay trade creditors. The real estate was no

longer used by the Company and had been leased to the purchaser of Summit.  The
Company will realize a gain on the sale of approximately $77,000. The financial results of the sale will be recorded in the third quarter.

The Company's working capital line of credit (LOC) expires on September 30, 1996. The Company believes that its bank will renew the LOC at that time.
Subsequent to June 30, 1996, the Company borrowed substantially all funds available to it under the various borrowing agreements. It is believed that funds available to the Company are sufficient to meet its capital requirements and that, consistent with its seasonal operating trends, borrowings under the LOC will be reduced during the fourth quarter.

Management continually assesses the Company's need for capital resources. From time to time, the Company may evaluate and pursue additional sources of capital, as required.

The Company experienced an 10% working capital decrease during the first two quarters of 1996. While current assets of $5,220,000 increased $401,000 from December 31, 1995, current liabilities increased by $482,000, from $4,041,000 to $4,523,000. As a result, working capital decreased from $778,000 to $697,000. The current ratio remained at 1.2. These changes were primarily caused by the net loss for the first half and the sale of Churchill.

Total assets decreased 15% from $11,240,000 at December 31, 1995 to $9,600,000 at June 30, 1996, primarily because of the Churchill sale. During the same period, total liabilities decreased from $6,401,000 to $5,664,000, a decrease of 12%. All of the cash proceeds received from the Churchill sale were used to reduce indebtedness to various creditors. Stockholders' equity decreased
$903,000, or 19%, from $4,839,000 to $3,936,000, primarily as a result of the net loss for the period.

Accounts receivable decreased from $1,783,000 at December 31, 1995, to $1,434,000 at June 30, 1996, a decrease of $349,000 or 20%. Substantially all of the decrease resulted from the Churchill sale.

The royalty receivable results from the sale of Churchill and represents royalties expected to be received during the next twelve months.

All refunds receivable from income taxing authorities were received during the first six months of 1996.

Inventories decreased from $2,358,000 at the end of 1995 to $2,320,000 at June
30, 1996, a decrease of $38,000 or 2%. Churchill's sale reduced inventory by $232,000. The other divisions increased inventories. This increase is attributable to investment in inventory for new product introductions and investment in inventory for normal increases in sales activity expected during the third quarter.

 Prepaid advertising costs increased from $102,000 at December 31, 1995, to $206,000 at June 30, 1996, an increase of $104,000 or 102%. This increase is due to investment in the spring 1996 catalog program offset by partial amortization of this program and by the sale of Churchill. Churchill's sale reduced prepaid advertising by $75,000.

Net property and equipment decreased from $4,362,000 at December 31, 1995, to $2,953,000 at June 30, 1996, a decrease of $1,409,000 or 32%. Churchill's sale reduced property and equipment by $243,000. Certain real estate with a net book value of $912,000 was reclassified to real estate held for sale. The remaining decrease represents depreciation of $361,000 offset by additions of $107,000.

Video and film library costs decreased from $1,407,000 at December 31, 1995, to $605,000 at June 30, 1996, a decrease of $802,000 or 57%. Churchill's sale accounted for $772,000 of the decrease. The remaining decrease consists of amortization of $166,000 offset by additional investment in video products of $136,000.

Intangible assets decreased from $511,000 at December 31, 1995, to $436,000 at
June 30, 1996, a decrease of $75,000 or 15%.   The decrease results from
regular monthly amortization of the assets.

Other assets increased from $141,000 at December 31, 1995 to $386,000 at June
30, 1996. Other assets includes estimated royalties to be received in future years from the purchaser of Churchill in the amount of $318,000.

Accounts payable and accrued expenses increased by $22,000 from December 31, 1995, to June 30, 1996. The Company used approximately $400,000 received from the sale of Churchill to reduce accounts payable and accrued expenses. The reduction was offset by increases in amounts due other vendors and creditors.
The Company has not been able to make all payments to trade creditors in a timely fashion during the first six months of 1996. This trend is expected to continue at least until the Company returns to profitability.

At June 30, 1996, the Company had borrowings under its working capital line of credit facility in the amount of $1,366,000, up $285,000 from $1,081,000 at December 31, 1995.

Long term debt, including current maturities and mortgage on real estate held for sale, decreased $1,044,000 as a result of monthly long-term debt payments and additional payments of $600,000 resulting from the Churchill sale.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's short-term liquidity or capital resources.


RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 1995
- ---------------------------------------------------------------------------
As previously discussed, the comparison of operating results for the second quarter of 1996 to the second quarter of 1995 is affected by the sale of Summit in 1995.  In addition, the pending sale of Churchill during the second quarter of 1996 had a negative impact on Churchill operations.  The performance of
Churchill deteriorated significantly during 1996 as the employees prepared for the sale.

The Company's revenues were $2,514,000 in the second three months of 1996, a decrease of $3,183,000 or 56% from the same period 1995 revenues of $5,697,000.
Summit's impact on revenues during this period in 1995 was $2,509,000. After adjusting for Summit and Churchill, sales at Hubbard and Scott were $2,151,000 for the quarter, a decrease of $339,000 from 1995 second quarter sales of $2,491,000. As discussed below, the decline is attributed to price reductions.

The cost of goods sold for the quarter ended June 30, 1996, was $1,666,000, a decrease of $1,525,000 or 48% from the same period 1995 figure of $3,191,000.
Summit's impact on cost of goods sold during this period in 1995 was $1,369,000.

Consolidated gross profits for the second quarter of 1996 were $848,000, a decrease of $1,658,000 or 66% from the same period 1995 gross profits of $2,506,000. Summit's impact on consolidated gross profits during this period in 1995 was $1,140,000. After adjusting for Summit and Churchill, gross

profits at Hubbard and Scott were $711,000 for the quarter, a decrease of $263,000 from 1995 second quarter gross profits of $974,000. As a percentage of sales for Hubbard and Scott, the gross margin decreased from 39% in 1995 to 33% in 1996. The decreased gross margin percent was caused by sales promotion programs that reduced the average selling price of certain products and by costs associated with under utilized factory capacity.

The advertising component of marketing costs for the second quarter of 1996 was $108,000, a decrease of $464,000 or 81% from the same period 1995 cost of $572,000. Summit's advertising costs for the second quarter of 1995 were $525,000. After adjusting for Summit and Churchill, advertising costs as percent of sales at Hubbard and Scott were 3% of sales in the second three months of 1996 and 1% of sales in the second three months of 1995. Hubbard and Scott produce direct mail catalogs featuring their manufactured products.

Other marketing costs for the second quarter of 1996 were $566,000, a decrease of $143,000 or 20% from the same period 1995 cost of $709,000. Summit's other marketing costs for the second quarter of 1995 were $141,000. After adjusting for Summit and Churchill, other marketing costs as a percentage of sales at Hubbard and Scott were 16% in the second three months of 1996, and 10% in the second three months of 1995. In 1996, the Company increased its institutional marketing activities. Specifically, it increased its presence at industry trade shows and conventions, it increased the number of presentations to distributors, and it increased the number of marketing personnel compared to the same period in 1995.

General and administrative expenses were $400,000, a decrease of $376,000 or 48% from the second quarter of 1995 general and administrative expense of $776,000. Summit's general and administrative expense for the second quarter of 1995 was $105,000. After adjusting for Summit and Churchill, G & A costs as a percent of Hubbard and Scott sales were 15% in the second quarter of 1996, and 21% in the second quarter of 1995. The reduction reflects decreased administrative staff levels, decreased office space, and decreased telephone expense.

Total operating costs decreased 48% from $2,057,000 in the second three months of 1995 to $1,074,000 in the second three months of 1996. Summit's total operating costs during this period in 1995 was $772,000. After adjusting for Summit and Churchill, operating costs as a percentage of Hubbard and Scott sales approximated 34% in 1996 and 32% in 1995.

Interest expense decreased from $222,000 in the second quarter of 1995 to $120,000 in the second quarter of 1996, a decrease of $102,000 or 46%. The decreased interest expense is the result of lower debt levels made possible by proceeds from the 1995 sale of Summit. The Company estimates that proceeds from the sale of Churchill will further reduce quarterly interest expense by $15,000.

The Company did not recognize any tax benefit for the second quarter of 1996.
By the end of 1995, all income tax liabilities had been offset against operating losses. The Company has net operating loss carryovers of approximately $2,500,000 available for Federal income tax purposes. The
Company will be able to offset those carryforwards against future taxable income, if any. It will be able to record a benefit from those carryforwards when they appear to be realizable.

The net loss for the second three months of 1996 was $730,000, compared with net income of $155,000 in the same period of 1995. Loss per share was $0.18 for the second three months of 1996, compared to earnings per share of $0.04 for the second quarter of 1995.

Inflation has not had any material effect on the Company's operations during 1996. During 1995, price increases in postage, paper, plastic, and formed metal parts adversely impacted profitability. The Company attempts to reduce the impact of cost increases through design changes and improved factory efficiencies. There is no guarantee that it will be successful in these attempts.

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


RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO THE SIX
MONTHS ENDED JUNE 30, 1995
- ----------------------------------------------------------------------------
As previously discussed, the comparison of operating results for the first six months of 1996 to the first six months of 1995 is affected by the sale of
Summit in 1995.  In addition, the pending sale of Churchill during the second quarter of 1996 had a negative impact on Churchill operations.  The performance of Churchill deteriorated significantly during 1996 as the employees prepared for the sale.

The Company's revenues were $4,562,000 in the first six months of 1996, a decrease of $5,824,000, or 56%, from the same period 1995 revenues of $10,386,000. Summit's impact on revenues during this period in 1995 was $4,767,000. Churchill's sales for 1996 were $865,000, compared to $1,332,000 for 1995. After adjusting for Summit and Churchill, revenues at Hubbard and Scott were $3,696,000 for the six months, a decrease of $591,000 from 1995 six month sales of $4,287,000. As discussed below, the decline resulted primarily from price reductions.

The cost of goods sold for the six months ended June 30, 1996 was $2,862,000, a decrease of 51% from the prior year figure of $5,808,000. Summit's cost of goods sold for the first half of 1995 was $2,521,000. After adjusting for Summit and Churchill, gross profits at Hubbard and Scott were $1,280,000 for the six months, a decrease of $346,000 from 1995 six month gross profits of $1,626,000. As a percentage of sales for Hubbard and Scott, the gross margin decreased from 38% in 1995 to 35% in 1996. The decreased gross margin percent was caused by sales promotion programs that reduced the average selling price of certain products and by costs associated with under utilized factory capacity.

Advertising costs decreased $1,134,000 or 90% from the first half of 1995.
Summit's advertising cost for the first half of 1995 was $1,144,000. After adjusting for Summit and Churchill, advertising costs as percent of sales at Hubbard and Scott were 2% of sales in the six months of 1996 and 1% of sales in the six months of 1995.

Other marketing costs decreased by $277,000 or 20% from the comparable period ended June 30, 1995. Summit's other marketing costs for the first half of 1995 was $294,000. After adjusting for Summit and Churchill, other marketing costs as a percentage of sales at Hubbard and Scott were 17% in the six months of 1996 and 12% in the six months of 1995. In 1996, the Company increased its

institutional marketing activities. Specifically, it increased its presence at industry trade shows and conventions, it increased the number of presentations to distributors, and it increased the number of marketing personnel compared to the same period in 1995.

General and administrative expenses were $759,000, a decrease of $838,000 or 52% from the first half of 1995 G & A expense of $1,597,000. Summit's general and administrative expense for the six months of 1995 was $248,000. After adjusting for Summit and Churchill, G & A costs as a percent of Hubbard and Scott sales were 17% in the six months of 1996 and 24% in the six months of 1995. The reduction reflects decreased administrative staff levels, decreased office space, and decreased telephone expense. Also reducing G & A expenses in 1996 were proceeds of $100,000 received in connection with settlement of a lawsuit. Absent the settlement proceeds, G & A expense would have been 19% of Hubbard and Scott sales in the first six months of 1996.

Total operating costs decreased 53% from $4,239,000 in the first six months of 1995 to $1,990,000 in 1996. Summit's total operating costs during this period in 1995 was $1,686,000. After adjusting for Summit and Churchill, operating costs as a percentage of Hubbard and Scott sales approximated 36% in both 1996 and 1995.

Interest expense decreased from $451,000 in the first half of 1995 to $257,000 in the first half of 1996, a decrease of $194,000, or 43%. The decreased interest expense is the result of lower debt levels made possible by proceeds from the 1995 sale of Summit. The Company estimates that proceeds from the sale of Churchill will further reduce quarterly interest expense by $15,000.

The Company did not recognize any tax benefit for the six months of 1996. By the end of 1995, all income tax liabilities had been offset against operating losses. The Company has net operating loss carryovers of approximately
$2,500,000 available for Federal income tax purposes. The Company will be able to offset those carryforwards against future taxable income, if any. It will be able to record a benefit from those carryforwards when they appear to be realizable.

The net loss for the first six months of 1996 was $931,000, compared with a net loss of $40,000 in the same period of 1995. Loss per share was $0.22 for 1996, a $0.21 decrease from 1995's first half loss per share of $0.01.

Inflation has not had any material effect on the Company's operations during 1996. During 1995, price increases in postage, paper, plastic, and formed metal parts adversely impacted profitability. The Company attempts to reduce the impact of cost increases through design changes and improved factory efficiencies. There is no guarantee that it will be successful in these attempts.

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

     None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant held its annual meeting of stockholders on June 3, 1996.
At that meeting, the stockholders voted upon the following matters:

          1.  Election of Directors

               The following persons were elected to serve as directors of the
               Registrant:

                                                VOTES     VOTES
                                                 FOR    WITHHELD
                                              --------  --------
                    Clifford C. Thygesen      2,720,246   8,963
                    Dr. Robert A. Scott       2,720,556   8,653
                    Clifford L. Neuman        2,720,546   8,663
                    Dr. Dale LaFrenz          2,713,416  15,793
                    Dr. Wayne R. Kirschling   2,713,416  15,793

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:  None.

     Reports on Form 8-K:

          On July 2, 1996, the Registrant filed a Current Report on Form 8-K dated June 17, 1996, related to the sale of Churchill. That report included:

               Item 2.  Disposition of Assets

               Item 7.  Financial Statements and Exhibits
                       (b)  Pro Forma Financial Information

