Form 10-Q/A
period 1996-06-30
AMERICAN EDUCATIONAL PRODUCTS INC
filed 1996-08-12
CIK 790069

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A-1

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

                      AMERICAN EDUCATIONAL PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   As of June 30, 1996 and December 31, 1995

                                                   June 30,   December 31,
                                                     1996         1995
                                                 (Unaudited)
                                                 ___________  ____________
                 ASSETS
CURRENT ASSETS
   Cash                                          $   85,000  $   146,000
   Trade receivables, net of allowance of
      $65,000 and $109,000                        1,434,000    1,783,000
   Royalty receivable                               172,000            -
   Income tax refunds receivable                          -      304,000
   Inventories                                    2,320,000    2,358,000
   Real estate held for sale, net                   912,000            -
   Prepaid advertising costs                        206,000      102,000
   Other                                             91,000      126,000
                                                 -----------  -----------
   TOTAL CURRENT ASSETS                           5,220,000    4,819,000

PROPERTY AND EQUIPMENT, net of $3,089,000
   and $2,844,000                                 2,953,000    4,362,000

VIDEO LIBRARY, net of $347,000 and $345,000         605,000    1,407,000

INTANGIBLE ASSETS, net                              436,000      511,000

OTHER ASSETS                                        386,000      141,000
                                                 -----------  -----------
TOTAL ASSETS                                     $9,600,000  $11,240,000
                                                 ==========  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Note payable                                  $1,366,000  $ 1,081,000
   Current maturities of long term debt             987,000    1,412,000
   Accounts payable1,137,000                        935,000
   Mortgage on real estate held for sale            600,000            -
   Accrued expenses                                 433,000      613,000
                                                 -----------  -----------
   TOTAL CURRENT LIABILITIES                      4,523,000    4,041,000

LONG TERM DEBT, less current maturities           1,141,000    2,360,000

COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 50,000,000
      shares authorized; none issued or outstanding       -            -
   Common stock; $0.01 par value; 100,000,000
      shares authorized; 4,176,049 and 4,150,658
      shares issued and outstanding                  42,000       42,000
   Additional paid in capital                     6,076,000    6,048,000
   Retained earnings (accumulated deficit)       (2,182,000)  (1,251,000)
                                                 -----------  -----------
   TOTAL STOCKHOLDERS' EQUITY                     3,936,000    4,839,000
                                                 -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $9,600,000  $11,240,000
                                                 ==========  ===========


                      AMERICAN EDUCATIONAL PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          for the Three Months ended June 30, 1996 and June 30, 1995
                                  (Unaudited)

                                                   June 30,     June 30,
                                                     1996         1995
                                                ___________   ___________
INCOME:
   Net sales                                     $2,514,000   $5,697,000
   Cost of goods sold                             1,666,000    3,191,000
                                                 -----------  -----------
   Gross profit                                     848,000    2,506,000

OPERATING EXPENSES:
   Advertising and catalog costs                    108,000      572,000
   Other marketing                                  566,000      709,000
                                                 -----------  -----------
   Total marketing                                  674,000    1,281,000

   General and administrative                       400,000      776,000
                                                 -----------  -----------
   Total operating expenses                       1,074,000    2,057,000
                                                 -----------  -----------
OPERATING INCOME (LOSS)                            (226,000)     449,000

OTHER INCOME (EXPENSE):
   Loss on sale of division                        (384,000)           -
   Other income                                           -       20,000
   Interest expense                                (120,000)    (222,000)
                                                 -----------  -----------
   Net other income (expense)                      (504,000)    (202,000)
                                                 -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                  (730,000)     247,000

   Income tax benefit (expense)                           -      (92,000)
                                                 -----------  -----------
NET INCOME (LOSS)                                $ (730,000)   $ 155,000
                                                 ===========   =========

Earnings (loss) per common share
   and common share equivalent                       ($0.18)       $0.04
                                                     =======       =====
Average number of common and common
   equivalent shares outstanding                  4,170,000    4,150,000
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
                                                  =========    =========

                      AMERICAN EDUCATIONAL PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the Six Months ended June 30, 1996 and June 30, 1995
                                  (Unaudited)

                                                   June 30,     June 30,
                                                     1996         1995
                                                ___________  ___________
INCOME:
   Net income (loss)                             $ (931,000)   $ (40,000)
   Adjustments to reconcile net income
   to cash provided by operating activities:
      Depreciation                                  361,000      376,000
      Amortization                                  241,000      378,000
      Bad debt expense                                6,000       19,000
      Change in deferred income taxes                     -       19,000
      Loss on sale of division                      384,000            -
      Changes in operating assets and liabilities:
         Decrease (increase) in operating assets:
            Accounts receivable                      64,000     (857,000)
            Income tax refunds receivable           304,000       13,000
            Inventories                            (158,000)     194,000
            Prepaid advertising costs              (209,000)     (52,000)
            Other                                    35,000      (86,000)
         Increase (decrease) in operating
         liabilities:
            Accounts payable                        202,000       28,000
            Accrued expenses                       (417,000)      13,000
                                                   --------     --------
      Net cash provided (used) by operating
         activities                                (118,000)       5,000

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                   1,000,000            -
   Purchase of property and equipment              (107,000)     (79,000)
   Cost incurred for video production              (136,000)    (166,000)
   Other                                             31,000            -
                                                   --------     --------
      Net cash provided (used) by investing
         activities                                 788,000     (245,000)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable and long
      term debt                                     974,000      912,000
   Payments on notes payable and long
      term debt                                  (1,733,000)    (490,000)
   Net proceeds from the sale of stock               28,000       84,000
                                                   --------     --------
   Net cash provided (used) by financing
      activities                                   (731,000)     506,000
                                                   --------     --------
 NET INCREASE (DECREASE) IN CASH                    (61,000)     266,000

 Cash, at beginning of period                       146,000      220,000
                                                   --------     --------
 Cash, at end of period                            $ 85,000     $486,000
                                                   ========     ========
/TABLE

                      AMERICAN EDUCATIONAL PRODUCTS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     January 1, 1996 through June 30, 1996
                                  (Unaudited)



                        COMMON STOCK
                    ------------------    Additional    Retained
                      Number                 Paid        Earnings
                        of      Common        in      (Accumulated
                      Shares     Stock      Capital     Deficit)       Total
                     ---------  -------  ----------  ------------  -----------
Balance as of
  January 1, 1996    4,150,658  $42,000  $6,048,000  $(1,251,000)  $4,839,000

Sale of common stock
  under the employee
  stock purchase plan   14,614        -      22,000            -       22,000

Exercise of options     10,777        -       6,000            -        6,000

Net loss                     -        -           -     (931,000)    (931,000)
                     ---------- -------- ----------- ------------  -----------
Balance as of
  June 30, 1996      4,176,049  $42,000  $6,076,000  $(2,182,000)  $3,936,000
                     =========  =======  ==========  ============  ==========

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

Since there are no guarantees that the Company will achieve profitable operations and generate sufficient cash from operations to meet its liquidity needs, the Company is exploring the sale of assets that are not critical to the Company's long term strategy. In this regard, the Company sold certain real estate subsequent to June 30, 1996. Net proceeds approximating $1,000,000 were used to reduce bank debt and to pay trade creditors. The real estate was no longer used by the Company and had been leased to the purchaser of Summit. The Company will realize a gain on the sale of approximately $77,000. The financial results of the sale will be recorded in the third quarter.

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


                              AMERICAN EDUCATIONAL PRODUCTS, INC.



Dated:  August 12, 1996       By:  /s/ Clifford C. Thygesen
       --------------              -----------------------
                                   Clifford C. Thygsen, President




Dated:  August 12, 1996       By:  /s/ Frank L. Jennings
       --------------              -----------------------
                                   Frank L. Jennings, Chief Financial Officer
                                   and Vice President of Finance