Form 10-Q
period 1996-09-30
AMERICAN EDUCATIONAL PRODUCTS INC
filed 1996-11-13
CIK 790069

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

                                    OR

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from  __________ to _________

                                     Commission file number: 0-16310
                                                            -------
                    AMERICAN EDUCATIONAL PRODUCTS, INC.
                 ----------------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)

       Colorado                                          84-1012129
----------------------------                        -------------------
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                  Identification number)

5350 Manhattan Circle, Suite 210, Boulder, Colorado        80303
---------------------------------------------------     ------------
(Address of principal executive offices)                 (Zip Code)

                               (303) 543-0123
                        ---------------------------
                        (Issuer's telephone number)

-------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report

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

As of November 4, 1996 the Company had 4,576,551 shares of its $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]
No [ X ]

                                   INDEX

                      PART I -- FINANCIAL INFORMATION

                                                                     Page
ITEM 1.  FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of September 30, 1996 and
    December 31, 1995                                                    2

    Consolidated Statements of Operations for the three months and
    nine months ended September 30, 1996 and September 30, 1995          3

    Consolidated Statements of Cash Flows for the nine months ended
    September 30, 1996 and September 30, 1995                            5

    Consolidated Statement of Stockholders' Equity from January 1, 1996
    through September 30, 1996                                           6

    Notes to Consolidated Financial Statements                           7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

    Liquidity and Capital Resources                                     10

    Results of Operations                                               13


                       PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                              17

ITEM 2.  CHANGES IN SECURITIES                                          17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                                        17

ITEM 5.  OTHER INFORMATION                                              17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               17

                    AMERICAN EDUCATIONAL PRODUCTS, INC.
                    -----------------------------------
                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------
              AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
              ----------------------------------------------
                                                September 30, December 31,
                                                    1996          1995
                                                 (Unaudited)
                                                ------------- ------------
      ASSETS
      ------
CURRENT ASSETS
   Cash                                       $     45,000    $   146,000
   Trade receivables,
      net of allowance of $59,000 and $109,000   1,692,000      1,783,000
   Royalty receivable                              185,000            -
   Income tax refunds receivable                       -          304,000
   Inventories                                   2,470,000      2,358,000
   Prepaid advertising costs                       111,000        102,000
   Other                                            80,000        126,000
                                              -------------  -------------
      TOTAL CURRENT ASSETS                       4,583,000      4,819,000

PROPERTY AND EQUIPMENT,
      net of $3,275,000 and $2,844,000           2,867,000      4,362,000
VIDEO LIBRARY, net of $387,000 and $345,000        566,000      1,407,000
INTANGIBLE ASSETS, net                             399,000        511,000
OTHER ASSETS                                       357,000        141,000
                                              -------------  -------------
TOTAL ASSETS                                   $ 8,772,000    $11,240,000
                                              =============  =============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES
   Note payable                                $ 1,400,000    $ 1,081,000
   Current maturities of long term debt            470,000      1,412,000
   Accounts payable                              1,155,000        935,000
   Accrued expenses                                315,000        613,000
                                              -------------  -------------
      TOTAL CURRENT LIABILITIES                  3,340,000      4,041,000

LONG TERM DEBT, less current maturities          1,002,000      2,360,000
COMMITMENTS
STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value;
      50,000,000 shares authorized;
      none issued or outstanding                       -              -
   Common stock; $0.01 par value;
      100,000,000 shares authorized;
      4,386,551 and 4,150,658 shares
      issued and outstanding                        44,000         42,000
   Additional paid in capital                    6,280,000      6,048,000
   Retained earnings (accumulated deficit)      (1,894,000)    (1,251,000)
                                              -------------  -------------
      TOTAL STOCKHOLDERS' EQUITY                 4,430,000      4,839,000
                                              -------------  -------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                        $ 8,772,000    $11,240,000
                                              =============  =============

                    AMERICAN EDUCATIONAL PRODUCTS, INC.
                    -----------------------------------
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------
   for the Three Months ended September 30, 1996 and September 30, 1995
                                (Unaudited)
                                                  Sept. 30,     Sept. 30,
                                                    1996          1995
                                                  --------      --------
INCOME:
   Net sales                                   $ 2,631,000    $ 5,176,000
   Cost of goods sold                            1,638,000      2,962,000
                                              -------------  -------------
      Gross profit                                 993,000      2,214,000

OPERATING EXPENSES:
   Advertising and catalog costs                    95,000        782,000
   Other marketing                                 256,000        626,000
                                              -------------  -------------
      Total marketing                              351,000      1,408,000

   General and administrative                      342,000        551,000
                                              -------------  -------------
      Total operating expenses                     693,000      1,959,000
                                              -------------  -------------
OPERATING INCOME                                   300,000        255,000

OTHER INCOME (EXPENSE):
   Gain on sale of asset                            77,000
   Other income                                        -           19,000
   Interest expense                                (90,000)      (228,000)
                                              -------------  -------------
      Net other income (expense)                   (13,000)      (209,000)
                                              -------------  -------------
INCOME BEFORE INCOME TAXES                         287,000         46,000

      Income tax  benefit (expense)                    -          (17,000)
                                              -------------  -------------
NET INCOME                                     $   287,000     $   29,000
                                              =============  =============

Earnings per common share
   and common share equivalent                       $0.07          $0.01
                                              =============  =============
Average number of common and common
   equivalent shares outstanding                 4,185,000      4,216,000
                                              =============  =============

                    AMERICAN EDUCATIONAL PRODUCTS, INC.
                    -----------------------------------
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------
    for the Nine Months ended September 30, 1996 and September 30, 1995
                                (Unaudited)
                                                  Sept. 30,     Sept. 30,
                                                    1996          1995
                                                  --------      --------
INCOME:
   Net sales                                   $ 7,193,000    $15,563,000
   Cost of goods sold                            4,501,000      8,771,000
                                              -------------  -------------
      Gross profit                               2,692,000      6,792,000

OPERATING EXPENSES:
   Advertising and catalog costs                   227,000      2,048,000
   Other marketing                               1,356,000      2,002,000
                                              -------------  -------------
      Total marketing                            1,583,000      4,050,000

   General and administrative                    1,099,000      2,148,000
                                              -------------  -------------
      Total operating expenses                   2,682,000      6,198,000
                                              -------------  -------------
OPERATING INCOME                                    10,000        594,000

OTHER INCOME (EXPENSE):
   Loss on sale of division                       (384,000)           -
   Gain on sale of assets                           77,000            -
   Other income                                        -           68,000
   Interest expense                               (346,000)      (679,000)
                                              -------------  -------------
      Net other income (expense)                  (653,000)      (611,000)
                                              -------------  -------------
INCOME (LOSS) BEFORE INCOME TAXES                 (643,000)       (17,000)

      Income tax  benefit (expense)                    -            6,000
                                              -------------  -------------
NET INCOME (LOSS)                              $  (643,000)    $  (11,000)
                                              =============  =============

Earnings (loss) per common share
   and common share equivalent                      ($0.15)        ($0.00)
                                              =============  =============
Average number of common and common
   equivalent shares outstanding                 4,171,000      4,166,000
                                              =============  =============

                    AMERICAN EDUCATIONAL PRODUCTS, INC.
                    -----------------------------------
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
    for the Nine Months ended September 30, 1996 and September 30, 1995
                                (Unaudited)
                                                  Sept. 30,    Sept. 30,
                                                    1996          1995
                                                  --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           $  (643,000)    $  (11,000)
   Adjustments to reconcile net income
     to cash provided by operating activities:
      Depreciation                                 548,000        566,000
      Amortization                                 329,000        581,000
      Bad debt expense                               8,000         28,000
      Change in deferred income taxes                  -           39,000
      Loss on sale of division                     384,000            -
      Gain on sale of asset                        (77,000)           -
      Changes in operating assets and liabilities:
            Decrease (increase) in operating assets:
            Accounts receivable                   (195,000)      (707,000)
            Income tax refunds receivable          304,000            -
            Inventories                           (308,000)       826,000
            Prepaid advertising costs             (109,000)       412,000
            Other                                   72,000       (243,000)
            Increase (decrease) in operating liabilities:
            Accounts payable                       220,000       (624,000)
            Accrued expenses                      (534,000)       (27,000)
                                              -------------  -------------
      Net cash provided (used) by
        operating activities                        (1,000)       840,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                  1,989,000            -
   Purchase of property and equipment             (206,000)      (169,000)
   Cost incurred for video production             (137,000)      (234,000)
                                              -------------  -------------
      Net cash provided (used)
        by investing activities                  1,646,000       (403,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable and
     long term debt                              1,208,000      1,209,000
   Payments on notes payable and
     long term debt                             (3,188,000)    (1,616,000)
   Net proceeds from the sale of stock             234,000        112,000
                                              -------------  -------------
      Net cash provided (used)
        by financing activities                 (1,746,000)      (295,000)
                                              -------------  -------------
NET INCREASE (DECREASE) IN CASH                   (101,000)       142,000

Cash, at beginning of period                       146,000        220,000
                                              -------------  -------------
Cash, at end of period                         $    45,000     $  362,000
                                              =============  =============

                    AMERICAN EDUCATIONAL PRODUCTS, INC.
                    -----------------------------------
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              ----------------------------------------------
                January 1, 1996 through September 30, 1996
                                (Unaudited)
                     COMMON STOCK    Additional    Retained
                     ------------
                   Number               Paid       Earnings
                     of      Common      in      (Accumulated
                   Shares     Stock    Capital     Deficit)       Total
                  --------   -------  ---------   ----------     -------
Balance as of
  Jan. 1, 1996   4,150,658  $42,000  $6,048,000$(1,251,000)   $4,839,000

Sale of common
  stock            200,000     2,000     198,000                 200,000

Sale of common
  stock under the
  employee stock
  purchase plan      25,116       -      28,000         -         28,000

Exercise of options 10,777        -       6,000         -          6,000

Net loss                -         -          -     (643,000)    (643,000)
                 -------------------- ---------------------- ------------
Balance as of
  Sept. 30, 1996 4,386,551   $44,000 $6,280,000 $(1,894,000)   $4,430,000
                ==========   ========  ========= ===========   ==========

                    AMERICAN EDUCATIONAL PRODUCTS, INC.
                    -----------------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------
                                (UNAUDITED)

Note 1 -- Presentation
----------------------
In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of December 31, 1995 and September 30, 1996, and the results of operations for the three months and nine months ended September 30, 1996 and 1995. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Note 2 -- Notes Payable and Long Term Debt
------------------------------------------
The Company has a $1,500,000 revolving line of credit pursuant to a loan agreement which expires April 30, 1997. Borrowing under this line of credit bears interest at the prime rate plus 2% (totaling 10.25% as of September 30, 1996). Interest is payable monthly. The principal balance was $1,400,000 at September 30, 1996. The amounts available to be borrowed under the agreement are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. In addition, the loan agreement contains covenants which restrict the payment of dividends and requires, among other things, that the Company achieve certain operating income levels. As of September 30, 1996, the Company was in compliance with the requirements.

The Company's primary bank lender has also extended credit under various term loan agreements. The line of credit and the term loans are collateralized by substantially all of the Company's assets.

During 1996, the Company and the bank revised these loan agreements with regard to rates, payment schedules, and maturity dates. The revised terms are reflected in the following long term debt schedule:

                                                    Sept. 30,  Dec. 31,
                                                      1996       1995
                                                    --------   --------
Note Payable, principal due in monthly install-
ments of $27,800 and interest payable monthly
at prime plus 3%.  Remaining balance due
January 31, 1998.
Collateralized by business assets.               $  951,000   $2,473,000

Note Payable, due in monthly installments of
$3,850, including interest at 8.1%.  Remaining
balance due January 31, 1998.
Collateralized by land and buildings.               399,000      994,000

Note Payable, due in 20 quarterly installments
of $25,000.                                          25,000       71,000

Capital lease obligations, due in monthly install-
ments with varying maturities through December 31,
1997.                                                81,000      198,000

Other                                                16,000       36,000
                                                 -----------  -----------
Total                                             1,472,000    3,772,000
Less current maturities                            (470,000)  (1,412,000)
                                                 -----------  -----------
Long term debt                                   $1,002,000   $2,360,000
                                                 ===========  ===========

Note 3 -- Stockholders' equity
------------------------------
During the third quarter, the Company issued 200,000 equity units consisting of one common stock share plus a warrant to purchase one additional share of common stock. Total proceeds of $200,000 were received. Subsequent to September 30, 1996, additional units were issued. The common stock issued has not been registered under the Securities Act. The Company believes that the shares will be registered at a future date.

The Company has adopted an Incentive Stock Option Plan (ISOP) under which the Company's Board of Directors is authorized to issue options for the purchase of the Company's common stock to key employees. The options are generally granted for a five year period with the exercise price based upon the market price of the Company's freely traded common stock on the date of grant.

The Company has issued other non-qualified stock options to Directors. The Company will seek stockholder approval of these grants at the next annual meeting. The Directors have agreed not to exercise any non-qualified options until stockholder approval is received.

During the first nine months of 1996, the Company issued 186,500 incentive stock options to key employees. The options were priced at fair market value on the date of the grant. Also during 1996, the Company issued 107,000 non-qualified stock options to its directors. The options were priced at fair market value on the date of the grant.

The following is a summary of the number of shares under option:

                     NUMBER OF SHARES
                     ----------------
                    INCENTIVE   NON-
                      STOCK   QUALIFIED
                     OPTION     STOCK                PRICE RANGE
                      PLAN     OPTIONS    TOTAL     LOW       HIGH
                    --------  ---------  -------    ---       ----
Balance, January 1,
  1996               623,000   130,500   753,500    $ 0.45 $ 4.88
  Options granted    186,500   107,000   293,500    $ 1.25 $ 1.69
  Options exercised  (10,777)      -     (10,777)   $ 0.45 $ 0.60
  Options terminated(472,223)      -    (472,223)   $ 1.06 $ 4.88
                    ---------  -------  ---------   ------ ------
Balance, Sept. 30,
  1996               326,500   237,500   564,000    $ 0.60 $ 2.25
                     ======== ========   ========

The Company has outstanding warrants to purchase 420,000 shares of the Company's common stock at exercise prices ranging from $1.00 to $4.50 per share. At September 30, 1996, 220,000 warrants were exercisable. Those warrants have expiration dates in 1996 (100,000 warrants) and 1997 (120,000 warrants). A total of 200,000 warrants were issued during the third quarter with an exercise price of $1.00. These warrants are exercisable for a period of twenty-four months commencing the earlier of one year from date of issue or the effective date of any registration statement under the Securities Act.

Note 4 -- Divestitures
----------------------
Effective June 17, 1996, the Company sold substantially all of the assets of Churchill to an unaffiliated company. Total cash proceeds of the sale were $1,000,000. In addition, the Company will receive future royalties on Churchill titles sold by the purchaser during the next four years. Royalties are calculated at 10% of sales and are subject to an aggregate ceiling of $750,000. Future royalties to be received have been assigned to the bank as payments under the long term debt. The Company utilized the proceeds to pay trade creditors and reduce the outstanding balance on the long term debt. The Company recognized a loss of $384,000 on the sale. Revenue of $905,000 and operating losses of $215,000 were attributable to Churchill during the six month period ending June 30, 1996.

In July, 1996, the Company sold the land and buildings previously utilized to house Summit. When the Company sold the assets of Summit in December, 1995, it retained ownership of the real estate and leased a portion of it to the purchaser of Summit. The sale of the real estate provided approximately $1,000,000 in net proceeds that were used to pay trade creditors and reduce bank debt. A gain on the sale of approximately $77,000 is reflected in the third quarter financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition and results of operation for American Educational Products, Inc. and Subsidiaries ("AMEP" or the "Company"). The four subsidiaries are AEP Media Corporation, d.b.a. Churchill Media ("Churchill"), Hubbard Scientific, Inc. ("Hubbard"), Scott Resources, Inc. ("Scott") and Summit Learning, Inc. ("Summit"). As of and subsequent to September 30, 1996, only Hubbard and Scott were operating subsidiaries of AMEP.

In December 1995, AMEP sold substantially all of the assets of Summit for total proceeds of $3,982,000.

In June 1996, AMEP sold substantially all of the assets of Churchill for a cash payment of $1,000,000 plus royalties on Churchill titles sold during the next four years. Future royalties are calculated at ten percent of sales and are subject to an aggregate ceiling of $750,000.

Comparisons between 1996 and 1995 are affected by these divestitures.

LIQUIDITY AND CAPITAL RESOURCES -- SEPTEMBER 30, 1996, COMPARED TO
------------------------------------------------------------------
DECEMBER 31, 1995
-----------------
The Company experienced a lack of liquidity and capital resources during the first three quarters of 1996. The liquidity shortfall was primarily caused by operating losses, raw material purchases, investment in the spring catalog mailing program, and payments required under various loan agreements. The Company was unable to make timely payments to its trade creditors during this period.

The Company continued its efforts to reduce expenditures and conserve cash. Those efforts resulted in decreased operating expenses that helped the Company achieve profitable operations in the third quarter. In addition, during the third quarter of 1996, the Company pursued three significant actions to improve its liquidity. Those actions were the sale of certain real estate, negotiation of revised terms on the long term bank debt, and approval of a private equity placement. These actions are expected to reduce the severity of the liquidity shortfall experienced by the Company.

The Company sold the land and buildings it had purchased in 1993 to house Summit. When the Company sold the assets of Summit in December, 1995, it retained ownership of the real estate. Since December, 1995, a portion of the property had been leased to the purchaser of Summit. The sale of the real estate provided approximately $1,000,000 in net proceeds that were used to pay trade creditors and reduce bank debt. A gain on the sale of approximately $77,000 is reflected in the third quarter financial statements.

Also during the third quarter, the Board of Directors approved the issuance of up to 500,000 equity units. These units will not be immediately registered under the Securities Act and, accordingly, may only be sold to "accredited investors", as defined under the Securities Act. The Company expects to register all the shares in the future.

The units were priced at the prevailing market price of $1.00 per share and consisted of one common stock share plus a warrant to purchase one additional share of common stock at a price of $1.00 per share. The warrants are exercisable for a period of twenty-four months commencing the earlier of one year from date of issue or the effective date of any registration statement under the Securities Act. Proceeds from the equity offering will be used to reduce bank debt and provide additional working capital.

As of September 30, 1996, The Company had received proceeds of $200,000 from the sale of 200,000 units. Subsequent to September 30, 1996, 190,000 additional units were sold. The Board of Directors has determined to sell no additional units at this time.

Finally, during the third quarter, the Company revised its various credit arrangements with Colorado National Bank. The balance borrowed under the term loan was reduced to $950,000 and monthly principal payments were reduced to $27,800. The final maturity date on the term debt was extended to January 31, 1998. The balance borrowed under the mortgage loan was reduced to $400,000 and monthly principal payments were reduced to approximately $1,000. The final maturity date was extended to January 31, 1998. The Company estimates that its total monthly principal payments for all debt will average $39,000 and that its monthly interest payments will average $25,000 over the next twelve months.

The bank renewed its commitment to provide a working capital line of credit with borrowings up to $1,500,000 for the period through April 30, 1997. The Company's agreements with its bank contain certain restrictive covenants, such as a restriction on the payment of dividends, and certain performance covenants, such as the requirements that the Company maintain minimum financial ratios and achieve certain operating income levels. As of September 30, 1996, the Company was in compliance with all requirements.

The sale of Churchill in June 1996, provided additional liquidity to the Company. Proceeds from the Churchill sale in the amount of $400,000 were used to pay Churchill creditors and the remaining proceeds were used to reduce bank debt. In addition, future royalties to be received were assigned to the bank as payments under the long term debt.

During the first nine months of 1996, management devoted considerable time and effort to reducing the Company's borrowings and improving its financial condition. It is believed that funds available to the Company are sufficient to allow its continued operation. However, it is still unable to make all payments on a timely basis. Should the Company fail to achieve consistently profitable operations, it will need to sell additional assets or obtain additional financing. There are no guarantees that it can accomplish those objectives.

The Company experienced an 60% working capital increase during the first three quarters of 1996. While current assets of $4,583,000 decreased $236,000 from December 31, 1995, current liabilities decreased by $701,000, from $4,041,000 to $3,340,000. As a result, working capital increased from $778,000 to $1,243,000.  The current ratio improved from
1.2 to 1.4. These changes were primarily caused by the sale of Churchill, the sale of real estate, and the revisions to long term debt previously discussed.

Total assets decreased 22% from $11,240,000 at December 31, 1995, to $8,772,000 at September 30, 1996, primarily because of the Churchill and real estate sale. During the same period, total liabilities decreased from $6,401,000 to $4,343,000, a decrease of 32%. All of the cash proceeds received from the asset sales were used to reduce indebtedness to various creditors. Stockholders' equity decreased $410,000, or 9%, from $4,839,000 to $4,429,000, because the net loss for the period was partially offset by new equity investments.

Accounts receivable decreased from $1,783,000 at December 31, 1995, to $1,691,000 at September 30, 1996, a decrease of $92,000 or 5%. The
Churchill sale reduced accounts receivable by $309,000 while the other divisions increased receivables in a manner that is consistent with seasonal sales patterns.

The royalty receivable results from the sale of Churchill and represents royalties expected to be received during the next twelve months.

All refunds receivable from income taxing authorities were received during 1996.

Inventories increased from $2,358,000 at the end of 1995 to $2,470,000 at September 30, 1996, an increase of $112,000 or 5%. Churchill's sale reduced inventory by $232,000. The other divisions increased inventories because inventory purchases exceeded inventory sales. This increase represents an unfavorable trend as the Company historically reduced inventories during the third quarter. The inventory increase has contributed to the Company's liquidity problems. During the fourth quarter, it is expected that inventories will be reduced by decreasing purchases of raw material.

Prepaid advertising costs increased from $102,000 at December 31, 1995, to $111,000 at September 30, 1996, an increase of $9,000 or 9%. This increase is due to investment in the spring 1996 catalog program offset by partial amortization of this program and by the sale of Churchill. Churchill's sale reduced prepaid advertising by $75,000.

Net property and equipment decreased from $4,362,000 at December 31, 1995, to $2,867,000 at September 30, 1996, a decrease of $1,495,000 or 34%.
Churchill's sale reduced property and equipment by $243,000. Real estate with a net book value of $912,000 was sold. The remaining decrease represents depreciation of $548,000 offset by net additions of $208,000.

Video and film library costs decreased from $1,407,000 at December 31, 1995, to $566,000 at September 30, 1996, a decrease of $841,000 or 60%.
Churchill's sale accounted for $772,000 of the decrease. The remaining decrease consists of amortization of $206,000 offset by additional investment in video products of $137,000.

Intangible assets decreased from $511,000 at December 31, 1995, to
$399,000 at September 30, 1996, a decrease of $112,000 or 22%.   The
decrease results from regular monthly amortization of the assets.

Other assets increased from $141,000 at December 31, 1995, to $357,000 at September 30, 1996. Other assets includes estimated royalties to be received in future years from the purchaser of Churchill in the amount of $318,000.

Accounts payable and accrued expenses decreased by $78,000 from December 31, 1995, to September 30, 1996. The Company used approximately $400,000 received from the sale of Churchill to reduce accounts payable and accrued expenses. The reduction was offset by increases in amounts due other vendors and creditors. The Company has not been able to make all payments to trade creditors in a timely fashion during the first nine months of 1996. The Company's ability to pay its trade creditors may improve during the fourth quarter if it successfully sells additional equity units and if it sufficiently reduces raw material purchases, as previously discussed. There are no guarantees that the Company will achieve these goals.

At September 30, 1996, the Company had borrowings under its working capital line of credit facility in the amount of $1,400,000, up $319,000 from $1,081,000 at December 31, 1995.

Long term debt, including current maturities, decreased $2,299,000 as a result of monthly long-term debt payments and additional payments resulting from the asset sales.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's short-term liquidity or capital resources.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED
------------------------------------------------------------------------
TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995
---------------------------------------------

As previously discussed, the comparison of operating results for the third quarter of 1996 to the third quarter of 1995 is affected by the sale of Summit in 1995 and by the sale of Churchill in 1996.

The Company's revenues were $2,631,000 in the third quarter of 1996, a decrease of $2,545,000 or 49% from the same period 1995 revenues of $5,176,000. Summit and Churchill's impact on revenues during this period in 1995 was $2,845,000. After adjusting for Summit and Churchill, sales at Hubbard and Scott were $2,631,000 for the quarter, an increase of $300,000 from 1995 third quarter sales of $2,331,000.

The cost of goods sold for the quarter ended September 30, 1996, was $1,638,000, a decrease of $1,324,000 or 45% from the same period 1995 figure of $2,962,000. Summit and Churchill's impact on cost of goods sold during this period in 1995 was $1,493,000.

Consolidated gross profits for the third quarter of 1996 were $993,000, a decrease of $1,221,000 or 55% from the same period 1995 gross profits of $2,214,000. Summit and Churchill's impact on consolidated gross profits during this period in 1995 was $1,353,000. After adjusting for Summit and Churchill, gross profits at Hubbard and Scott were $993,000 for the 1996 quarter, an increase of $132,000 from 1995 third quarter gross profits of $861,000. As a percentage of sales for Hubbard and Scott, the third quarter gross margin increased from 37% in 1995 to 38% in 1996. The Company continues its efforts to improve gross margins by increasing certain selling prices and by better utilization of production capacity.

The advertising component of marketing costs for the third quarter of 1996 was $95,000, a decrease of $687,000 or 88% from the same period 1995 cost of $782,000. Summit and Churchill's advertising costs for the third quarter of 1995 were $767,000. After adjusting for Summit and Churchill, advertising costs as percent of sales at Hubbard and Scott were 4% of sales in the third three months of 1996 and 1% of sales in the third three months of 1995. Hubbard and Scott produce direct mail catalogs featuring their manufactured products.

Other marketing costs for the third quarter of 1996 were $256,000, a decrease of $370,000 or 59% from the same period 1995 cost of $626,000. Summit and Churchill's other marketing costs for the third quarter of 1995 were $377,000. After adjusting for Summit and Churchill, other marketing costs as a percentage of sales at Hubbard and Scott were 10% in the third three months of 1996, and 11% in the third three months of 1995.

General and administrative expenses were $342,000, a decrease of $209,000 or 38% from the third quarter of 1995 G & A expense of $551,000. Summit and Churchill's G & A expense for the third quarter of 1995 was $167,000. After adjusting for Summit and Churchill, G & A costs as a percent of Hubbard and Scott sales were 13% in the third quarter of 1996 and 16% in the third quarter of 1995. The reduction reflects decreased administrative staff levels, decreased office space, and decreased telephone expense.

Total operating costs decreased 38% from $1,959,000 in the third three months of 1995 to $693,000 in the third three months of 1996. Summit and Churchill's total operating costs during this period in 1995 was $1,311,000. After adjusting for Summit and Churchill, operating costs as a percentage of Hubbard and Scott sales approximated 26% in 1996 and 28% in 1995.

The Company attributes its profitability in the third quarter to the significant cost reduction measures implemented during the year. Much of the cost reduction resulted from decreasing the number of employees.
Since January 1, 1996, the number of employees has been reduced by 29.
The sale of Churchill reduced the number of employees by 22. Other reductions were achieved primarily in accounting, product development, and marketing.

Interest expense decreased from $228,000 in the third quarter of 1995 to $90,000 in the third quarter of 1996, a decrease of $138,000 or 60%. The decreased interest expense is the result of lower debt levels made possible by proceeds from the 1995 sale of Summit and the 1996 asset sales.

The Company did not recognize any income tax benefit or expense for the third quarter of 1996. By the end of 1995, all income tax liabilities had been offset against operating losses. The Company has net operating loss carryovers of approximately $2,500,000 available for Federal income tax purposes. The Company will be able to offset those carryforwards against future taxable income, if any. It will be able to record a benefit from those carryforwards when they appear to be realizable.

Net income for the third quarter of 1996 was $287,000, compared with net income of $29,000 in the same period of 1995. Included in net income for 1996 is the gain on sale of real estate in the amount of $77,000. There was no such gain in 1995. Earnings per share was $0.07 for the third quarter of 1996, compared to earnings per share of $0.01 for the third quarter of 1995.

Inflation has not had any material effect on the Company's operations during 1996. During 1995, price increases in postage, paper, plastic, and formed metal parts adversely impacted profitability. The Company attempts to reduce the impact of cost increases through design changes and improved factory efficiencies. There is no guarantee that it will be successful in these attempts.

The Company historically has experienced significant seasonality in its sales primarily due to the purchasing cycle of educational institutions. Typically, the first and fourth fiscal quarters each generate approximately 20% of annual sales, with the second and third fiscal quarters each generating approximately 30% of annual sales. This distribution of sales is likely to continue throughout 1996. Historical patterns indicate that fourth quarter sales will be approximately 33% less than third quarter sales. As a result, the Company does not expect to report profitable results for the fourth quarter.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.


RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO
--------------------------------------------------------------------------
THE NINE MONTHS ENDED SEPTEMBER 30, 1995
----------------------------------------
As previously discussed, the comparison of operating results for the first nine months of 1996 to the first nine months of 1995 is affected by the sale of Summit in 1995 and the sale of Churchill in 1996.

The Company's revenues were $7,193,000 in the first nine months of 1996, a decrease of $8,370,000, or 54%, from the same period 1995 revenues of $15,563,000. Summit and Churchill's impact on revenues during this period in 1995 was $8,730,000. After adjusting for Summit and Churchill, revenues at Hubbard and Scott were $6,328,000 for the nine months, a decrease of $505,000 from 1995 nine month sales of $6,833,000. As discussed below, the decline resulted primarily from price reductions.

The cost of goods sold for the nine months ended September 30, 1996, was $4,501,000, a decrease of 49% from the prior year figure of $8,771,000. Summit and Churchill's cost of goods sold for the first nine months of 1995 was $4,641,000. After adjusting for Summit and Churchill, gross profits at Hubbard and Scott were $2,235,000 for the nine months, a decrease of $467,000 from 1995 nine months gross profits of $2,702,000.
As a percentage of sales for Hubbard and Scott, the gross margin decreased from 40% in 1995 to 35% in 1996. The decreased gross margin percent was caused by sales promotion programs that reduced the average selling price of certain products and by costs associated with under utilized factory capacity.

Advertising costs decreased $1,821,000 or 89% from the first three quarters of 1995. Summit and Churchill's advertising cost for the first three quarters of 1995 was $1,973,000. After adjusting for Summit and Churchill, advertising costs as percent of sales at Hubbard and Scott were 3% of sales in the nine months of 1996 and 1% of sales in the nine months of 1995.

Other marketing costs decreased by $647,000 or 32% from the comparable period ended September 30, 1995. Summit and Churchill's other marketing costs for the first nine months of 1995 was $1,258,000. After adjusting for Summit and Churchill, other marketing costs as a percentage of sales at Hubbard and Scott were 19% in the nine months of 1996 and 11% in the nine months of 1995. In 1996, the Company increased its institutional marketing activities. Specifically, it increased its presence at industry trade shows and conventions, it increased the number of presentations to distributors, and it increased the number of marketing personnel compared to the same period in 1995.

General and administrative expenses were $1,099,000, a decrease of $1,049,000 or 49% from the first nine months of 1995 G & A expense of $2,148,000. Summit and Churchill's G & A expense for the nine months of 1995 was $728,000. After adjusting for Summit and Churchill, G & A costs as a percent of Hubbard and Scott sales were 15% in the nine months of 1996 and 21% in the nine months of 1995. The reduction reflects decreased administrative staff levels, decreased office space, and decreased telephone expense. Also reducing G & A expenses in 1996 were proceeds of $100,000 received in connection with settlement of a lawsuit.

Total operating costs decreased 57% from $6,198,000 in the first nine months of 1995 to $2,681,000 in 1996. Summit and Churchill's total operating costs during this period in 1995 was $3,960,000. After adjusting for Summit and Churchill, operating costs as a percentage of Hubbard and Scott sales approximated 37% in 1996 and 33% in 1995.

Interest expense decreased from $679,000 in the first nine months of 1995 to $347,000 in the first nine months of 1996, a decrease of $332,000, or 49%. The decreased interest expense is the result of lower debt levels made possible by proceeds from the 1995 sale of Summit and the 1996 asset sales.

The Company did not recognize any tax benefit for the nine months of 1996. By the end of 1995, all income tax liabilities had been offset against operating losses. The Company has net operating loss carryovers of approximately $2,500,000 available for Federal income tax purposes. The Company will be able to offset those carryforwards against future taxable income, if any. It will be able to record a benefit from those carryforwards when they appear to be realizable.

The net loss for the first nine months of 1996 was $643,000, compared with a net loss of $11,000 in the same period of 1995. Included in the 1996 results is a $384,000 loss recognized on the sale of Churchill and a $77,000 gain recognized on the sale of real estate. Loss per share was $0.15 for 1996, a $0.15 decrease from 1995's three quarter loss per share of $0.00.

Inflation has not had any material effect on the Company's operations during 1996. During 1995, price increases in postage, paper, plastic, and formed metal parts adversely impacted profitability. The Company attempts to reduce the impact of cost increases through design changes and improved factory efficiencies. There is no guarantee that it will be successful in these attempts.

The Company historically has experienced significant seasonality in its sales primarily due to the purchasing cycle of educational institutions. Typically, the first and fourth fiscal quarters each generate approximately 20% of annual sales, with the second and third fiscal quarters each generating approximately 30% of annual sales. This distribution of sales is likely to continue throughout 1996. Historical patterns indicate that fourth quarter sales will be approximately 33% less that third quarter sales. As a result, the Company does not expect to report profitable results for the fourth quarter.

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

     None

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

     2. On August 9, 1996, the Registrant filed a Current Report on Form 8-K dated August 9, 1996, related to its July financial statements. That report included:
               Item 5.  Other Events
               Item 7.  Financial Statements and Exhibits
                    Balance Sheet as of July 31, 1996 and Statement of Operations for the month ended July 31, 1996.

                                 SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN EDUCATIONAL PRODUCTS,
                                        INC.


Dated:     November 13, 1996            By:  /s/ Clifford C. Thygesen
          -------------------                -------------------------
                                             Clifford C. Thygesen,
                                             President




Dated:     November 13, 1996            By:  /s/ Frank L. Jennings
          -------------------                -------------------------
                                             Frank L. Jennings, Chief
                                             Financial Officer and
                                             Vice President of Finance