Form 10KSB
period 1996-12-31
AMERICAN EDUCATIONAL PRODUCTS INC
filed 1997-04-11
CIK 790069

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1996

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                to
                                 -------------      -------------

                     Commission file number:      0-16310
                                                  -------

                      AMERICAN EDUCATIONAL PRODUCTS, INC.
                      -----------------------------------
            (Exact Name of Registrant as Specified in its Charter)

               Colorado                                              84-1012129
--------------------------------------                               ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification number)

5350 Manhattan Circle, Suite 210, Boulder, Colorado                   80303
---------------------------------------------------                  ---------
(Address of principal executive offices)                             (Zip Code)

    Registrant's telephone number, including area code:     (303) 543-0123
                                                            -------------

       Securities registered pursuant to Section 12(b) of the Act: NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.   [     ]

The Registrant's revenues for the year ended December 31, 1996, were $8,501,000.

As of March 21, 1997, the aggregate market value of the Common Stock of the Registrant based upon the closing prices of the Common Stock as quoted by NASDAQ (symbol "AMEP") held by non-affiliates of the Registrant was approximately $3,000,000. As of March 21, 1997, there were 4,580,794 shares of the Common Stock of the Registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant hereby incorporates herein by reference the following documents:

     PART III

     ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     ITEM 10.  EXECUTIVE COMPENSATION.

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The foregoing are incorporated by reference from the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders, which will be filed in an amendment within 120 days of December 31, 1996.

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

     5. Incorporated by reference from the Registrant's Current Report on Form 8-K dated June 17, 1996, and filed with the Commission on July 3, 1996.

FORWARD-LOOKING STATEMENTS
--------------------------
In addition to historical information, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", and other factors, some of which will be outside the control of management. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information described in future documents the Company files with the Securities and Exchange Commission.

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT
--------------------
American Educational Products, Inc. ("AMEP" or the "Company") was organized in 1986 with the primary purpose of merging with or acquiring one or more businesses. Its first acquisition was of an educational products manufacturer, Scott Resources Inc. ("Scott"), shortly after the Company completed an initial public offering of its securities in 1986. Since that first acquisition, the Company has focused its efforts on the education industry. AMEP is a leading developer of hands-on educational materials for students, teachers, and parents. The Company has a broad base of proprietary products which are primarily used to educate students from pre-school through high school (the "K -
 12" market).

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

In 1986, the Company adopted a long term growth strategy to develop its product lines and strengthen its market position via acquisition. During 1996, 1995, and 1994, the Company experienced significant net losses that have eliminated the Company's access to additional capital to make acquisitions in the near future. For the short-term, AMEP is focusing its efforts on the core competencies of developing and manufacturing manipulative products. It plans to use the positive cash flow from these activities, if any, to reduce debt.

If the Company is successful in returning to profitability and regaining an acceptable debt to equity ratio, of which there can be no assurance, the Company may be able to pursue an acquisition strategy. At that time, the Company may seek acquisition opportunities in the educational and related products market, particularly for math and science products. It believes that the appropriate long-term strategy is to be involved in the consolidation of a fragmented industry.

In 1988, the Company formed Summit Learning, Inc. ("Summit") as a direct mail marketer of educational products. Summit grew rapidly and became the largest division of AMEP. By 1995, Summit had grown so large that it was no longer possible for AMEP to provide adequate working capital. In December, 1995, the assets of Summit were sold. At the time of the sale, Summit represented about 50% of AMEP consolidated sales.

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

On March 11, 1994, the Company completed the acquisition of certain assets of Churchill Films, Inc., a producer and distributor of educational videotapes, videodiscs, and films. In connection with the acquisition, the Company formed a multi-media subsidiary, AEP Media Corporation, which assimilated the assets and did business as Churchill Media ("Churchill"). The acquisition was financed primarily through bank debt. Churchill's performance was not satisfactory and in June, 1996, the assets of Churchill were sold.

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

INDUSTRY
--------
America's educational system has been the target of increased attention over the last fifteen years. Continued poor student achievement, despite reform efforts and increased funding, has kept education in the national spotlight since the 1983 release of the National Commission on Excellence in Education's widely acclaimed report, "A Nation at Risk." Fueled by media attention, the public has become increasingly aware of the need for improving the effectiveness of the education system.

The education industry is undergoing significant change and controversy. Some proposals represent a dramatic new way of thinking about an historic part of civilized culture. The debates to be undertaken now will help determine what students and parents expect from schools, what schools provide for instruction, and how teachers enhance their competency in the subject to be taught.

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

Supplemental instructional materials are needed by schools for several critical reasons. First, teachers with language arts training may not be prepared adequately to teach math and science in elementary and middle-schools. Second, youth at the elementary and middle-school levels learn best developmentally by active use of material they can manipulate physically. A report of the Association of American Publishers ranked hands-on tools, such as those marketed by AMEP, as the "most effective (out of ten) in terms of student learning." Textbooks were ranked fifth out of ten.

The segment targeted by AMEP is the supplemental instructional market, which consists of textbooks, hands-on manipulative products, and software. Educational analysts estimate that this segment is $5.2 billion, of which hands-on products accounted for $1.3 billion and electronic products accounted for $1.5 billion. Most of the remaining spending is for traditional textbooks.

AMEP faces some significant challenges in its industry. The industry is volatile, with major publishers merging, software and electronics firms growing fast and creating partnerships, and hands-on, manipulative-producing firms growing steadily but at a slower rate. Many of the smaller companies providing hands-on products are being consolidated. The larger publishing firms are using their market dominance in their strategies to diversify their product offerings by acquiring these smaller companies.

The trend toward school system decentralization is shifting more decisions to the school building level rather than to the school district, region, or state. Teachers are choosing the curricular materials they need to effectively convey educational concepts while placing the student at the center of the program. The industry is rethinking its sales and marketing strategies. As a result, the industry faces evolving challenges to reaching individual teachers with high quality, cost effective teaching aids.

Sales of computer related products are growing rapidly, and there is increasing public pressure to improve computer literacy. According to a McKinsey study in 1995, schools lack much of the infrastructure necessary for expanded computer training. For example, schools often lack wiring for modems and many are using outdated computer hardware. Thus a large portion of future school budgets may be devoted to purchases of hardware, software, and peripheral products. AMEP does not currently manufacture technology related products.

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

SCOTT AND HUBBARD
-----------------
The Scott product line includes mathematics and earth science products that are used by elementary, middle, and high school students and teachers.

Most of the math products are manipulatives; that is, products that illustrate a particular mathematical concept by providing a concrete or physical object as the focus of instruction. Twelve major math product lines manufactured under the Scott name include:

     FRACTION BARS (registered) program is a comprehensive series of manipulatives used to introduce and teach fraction concepts.

     DECIMAL SQUARES (registered) program teaches decimals and percents through the use of a complete series of objectives, manipulatives, activities, and tests.

     CHIP TRADING (registered) activities program uses manipulatives to teach the basic skills of addition, subtraction, multiplication, and division.

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

     FRACTION INTERACTION (trademark) video series includes three videos for teaching fractions. The videos are developed for middle school learners. Videolabs, a package that combines a video and Scott manipulatives for student activities, and Teacher Packs are also available.

     CLEVER CATCH (trademark) is a series of beach balls illustrating math and phonics skills.

     MATH CHASE (trademark) is a set of three games to reinforce and extend math skills at multiple levels.

     ALGEBITS (trademark) is a set of manipulatives for teaching pre-algebra concepts to middle school learners. Instruction guides are also developed by Scott.

     STRETCH & SHAPE (trademark) is a package with Geoboards and activities for an introduction to geometry concepts.

     TERRIFIC TRIANGLES (trademark) activities program uses manipulatives to teach whole number concepts and operations.

Other math products developed by Scott include mathematics games, reproducible resource books, and teaching aids such as overhead materials.

Scott also manufactures approximately 150 different earth science products that are sold to distributors or directly to schools throughout this country and internationally. The products include rock, mineral, and fossil collections, charts, classroom activity sets, and videolabs. In addition, Scott has produced 25 earth science videotape and videodisc titles. Over 250 different varieties of rocks, minerals, and fossils are sold in bulk quantities or as individual specimens to customers.

Hubbard produces a comprehensive line of high quality earth science, life science, and physical science materials that are specifically designed for classroom use. These products include three-dimensional models of animal and human anatomy, a wide variety of astronomy and earth science experiments and models, and the Jewel line of PlantMobiles, animal cages, and fresh and salt water aquariums. Additionally, the Company is the largest U.S. producer of high quality raised relief maps that are marketed to consumers through a number of sales channels, including map dealers, specialty stores, independent sales representatives, and direct mail. Hubbard produces approximately 250 different maps. Aggregate raised relief map sales approximated 10% of consolidated sales.

During 1996, the Company completed development efforts on 38 products initiated during 1995. These products included additional titles in the Environmental Series, additional Clever Catch (trademark) balls, a solar system simulator, and an energy model.

The Company developed twelve new products in 1996. Those products included nine supplemental products for Fraction Interaction (trademark) and an additional Clever Catch (trademark). The Nature Finder (trademark) Series was completed with two additional titles. Nature Finder (trademark) is a series of six hand-held identification tools for learning nature classification skills

The product development process includes formal field testing and development of prototypes for pre-sale opportunities to ensure quality of new products and to meet critical market window introductions. In 1996, sales of products developed or revised during the last three years comprised 19% of consolidated revenues.

The Company experienced raw material cost increases of approximately 1% during 1996. This cost increase did not have a significant impact on operations or profitability.

The raw materials and components used by the Company are purchased from a large number of suppliers. There are a few major vendors that the Company relies on to supply materials and services. If a disruption in supply occurred, alternate vendors could be found; however, delays in production could result. As discussed more fully in the section titled "Management Discussion and Analysis of Financial Condition and Results of Operations" the Company's inability to pay all vendors on a timely basis has resulted in certain vendors requiring payment in advance. Such requirements make it more difficult to meet production schedules and may cause production delays.

International marketing is a growing sales channel of the Company. Such sales are made principally through international educational dealers and are directed by an international sales manager. International sales comprised approximately 12% of consolidated revenues.

The Company continued its efforts in retail marketing during 1996. This effort has received a favorable initial response from the marketplace, although it is too early to quantify the ultimate impact. The consumer market is both larger and more competitive than the educational market and is dominated by established firms with much greater resources than AMEP. Sales of the Company's product in the retail market are represented by companies like World of Science and the Nature Company. Retail sales represented 12% of consolidated revenues.

The educational industry is inherently seasonal in nature. There are wide variations in sales from month to month and, as a result, accounts receivable, inventories, and accounts payable also vary widely. The summer months are the most active as educational institutions restock their supplemental materials for the next school year. Sales terms are typically net 30 days and orders are normally filled within 14 days.

As of December 31, 1996, the Company had a backlog of orders of $161,000, compared to a backlog of $367,000 at December 31, 1995, and $60,000 at December 31, 1994. Historically, the order backlog at year-end has not been a good indicator of future sales.

MARKETS AND MARKETING
---------------------
The U.S. Department of Education, Office of Educational Research and Improvement, publishes an annual report titled PROJECTIONS OF EDUCATION STATISTICS. The report compiles actual historical information and projects certain items for the next ten years. The most recent information indicates that there are 50 million public and private school students and 2.8 million educators. More importantly, the number of new students forecast for grades kindergarten through twelve is predicted to increase to 54 million over the next ten years. The number of teachers is expected to reach 3.3 million by the year 2004. These numbers represent a 10% and 18% increase, respectively.

The Company reaches its target market primarily through the use of 300 distributors who publish and circulate educational product catalogs displaying AMEP products, among others. Relationship marketing with distributors was initiated in 1995 to increase support for dealers in the sales of products manufactured by AMEP. The Company also sells through direct mail catalogs and independent sales representatives. Scott and Hubbard maintain separate brand-name identifications.

The Company's marketing efforts also include attending trade shows and teacher's conferences such as the National Council of Teachers of Mathematics, and the National Science Teachers' Association. Marketing efforts for maps includes attendance at the International Map Dealers Association, Outdoor Retailer Association, and Museum Store Association. Attendance at these exhibitions increases the Company's visibility in the market and affords it the opportunity to meet end users and evaluate the competition.

COMPETITION
-----------
The Company faces competition from many businesses ranging in size from sole proprietorships to large corporations. The products manufactured by these competitors range from textbooks to manipulatives and models. Many of these entities publish catalogs in addition to listing their products in dealer catalogs. Some of the competitors are larger and have greater financial resources than AMEP. The Company believes that its competitive advantages include the ability to provide custom orders and to provide specialized products designed to satisfy basic teaching needs. There are no guarantees that the Company's products will continue to receive a favorable reception from classroom educators.

During the last three years, there has been increasing competition from foreign manufacturers of educational products. These products are often priced less than the Company's products. While the Company can provide its customers with better delivery schedules and more comprehensive teacher manuals, foreign competition may have future adverse consequences to the Company.

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

The Company believes that the educational marketplace has become more competitive in the last three years. Specifically, sales of technology related products are growing at a faster rate than sales of manipulatives and videos. The Company does not manufacture technology related products and has no such products currently under development. Additionally, the Company's losses during the last two years have significantly reduced its financial resources. Many of the Company's competitors are larger, have greater financial resources, and spend more money on product development.

PRODUCT DEVELOPMENT
-------------------
To maintain and improve its position in the market, the Company has made a commitment to develop new products. A key component to product development is regular revisions of existing products to keep them up-to-date with changing educational standards.

In addition to internal product development, many new products are created externally. Some products are developed by independent contractors under a development agreement with the Company. Some products are developed by teachers or other interested educators and submitted to the Company for evaluation. The Company regularly receives prototypes from these external sources. If the Company desires to refine and manufacture these products, it will typically obtain the rights to the product and pay the author a royalty on product sales over the life of the copyright.

INTELLECTUAL PROPERTY
---------------------
Copyrights, trademarks, and trade secrets are the principal protection sources for the Company's products. The Company holds numerous copyrights covering its published materials, including teachers' guides, manuals, game boards, and videos. Each manipulative and model is accompanied by these published materials. Approximately one-half of these copyrights are derived directly from original works created by employees of the Company or by independent contractors hired under agreement for a specific project. The remaining copyrights are held by the Company through licensing arrangements with the authors.

The Company owns federally registered Trademarks for the following product names: Fraction Bars (registered), Decimal Squares (registered), Chip Trading (registered), Plant Mobiles (registered), Oceanic (registered), Jewel (registered), Earth Science VideoLab (registered), Life Science Videolab (registered), and Exploractivity (registered). In addition, the Company has applied, or plans to apply, for federally registered Trademarks regarding:
Anamod (trademark), Math in Brief (trademark), AlgeBits (trademark), Clever Catch (trademark), Fraction Interaction (trademark), Math Chase (trademark), Finders (trademark), Stretch & Shape (trademark), and Checks and Balances (trademark). The Company claims common law Trademark protection in all of its proprietary marks and is extremely diligent in its efforts to develop and protect new marks.

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

PERSONNEL
---------
The Company employs 61 persons in full-time permanent positions. Personnel are located in Boulder, Colorado; Fort Collins, Colorado; and Chippewa Falls, Wisconsin. There are 19 persons employed in direct manufacturing positions;
14 persons employed in factory supervisory, clerical, purchasing, and product development positions; 5 persons employed in shipping and receiving positions; 10 persons employed in sales, marketing and customer service positions; and 13 persons employed in general and administrative positions.

The Company is not part of any collective bargaining agreement. There have been no work stoppages and the Company believes its employee relations are good.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company leases space in Boulder, Colorado, to use as corporate headquarters. This property consists of 1,300 square feet and is currently leased at $1,400 per month, expiring September 1998.

Approximately 9,200 square feet of office and warehouse space is leased in Van Nuys, California. The space was previously occupied by Churchill. Rent is $5,400 per month, and the lease expires in 1999. Subsequent to December 31, 1996, the Company signed a sublease with an unaffiliated third party to occupy the space through the remaining term of the lease. Sublease rental income will approximate $5,000 per month.

Hubbard's principal manufacturing facility is located in Chippewa Falls, Wisconsin, and is comprised of approximately 37,000 square feet. The Hubbard manufacturing facility is leased at $8,150 per month. The lease is subject to annual renewal.

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

ITEM 3.   LEGAL PROCEEDINGS

Neither the Company, nor any of its subsidiaries, is currently a party to any material pending litigation or other legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ending December 31, 1996.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock trades on the NASDAQ SmallCap Market under the symbol AMEP.

                               HIGH       LOW
                               ----       ---
         1995
         First Quarter        2.13      1.69
         Second Quarter       2.25      1.50
         Third Quarter        2.31      1.75
         Fourth Quarter       2.31      1.50

         1996
         First Quarter        1.88      1.13
         Second Quarter       1.63      1.13
         Third Quarter        1.44      0.75
         Fourth Quarter       1.31      0.78

         1997
         First Quarter
           (through April 3)  1.06      0.59

The bid price of the Company's common stock as of April 3, 1997, was $0.59 per share. The prices presented are bid prices which represent prices between broker-dealers and do not include retail markups and markdowns or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions.

As of March 21, 1997, there were approximately 300 shareholders of record and approximately 2,000 beneficial shareholders.

DIVIDENDS

The Company has paid no cash dividend on its common stock during the last two fiscal years, and the Company's Board of Directors has determined that no cash dividend on common stock will be paid for 1996. Future dividend policy is subject to the discretion of the Board of Directors and is dependent on a number of factors, including future earnings, capital requirements, and the financial condition of the Company. Currently, certain of the Company's loan agreements contain covenants which restrict the payment of dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition and results of operations for American Educational Products, Inc. and its Subsidiaries ("AMEP" or the "Company"). AMEP currently has two operating subsidiaries: Hubbard Scientific, Inc. ("Hubbard"), and Scott Resources, Inc. ("Scott"). As discussed below, the Company recently sold the operating assets of two subsidiaries: Summit Learning, Inc. ("Summit") and AEP Media Corporation, d.b.a. Churchill Media ("Churchill").

Effective June 17, 1996, AMEP sold the assets of Churchill for a cash payment of $1,000,000 plus future royalties. AMEP purchased Churchill in 1994. Accordingly, the operating results of Churchill were consolidated with the Company commencing March 1, 1994, and ending on June 17, 1996. Thus, the consolidated results of operations for the last three years include Churchill results for six months in 1996, twelve months in 1995, and ten months in 1994.

In December, 1995, AMEP sold substantially all of the assets of Summit for total proceeds of $3,982,000. The consolidated results of operations exclude Summit for all of 1996. Twelve months of Summit results are included for both 1995 and 1994.

Comparisons among 1996, 1995, and 1994 are affected by the foregoing acquisition and divestitures.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the explanatory notes, beginning on page F-1 in this annual report.

LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 1996 COMPARED TO DECEMBER 31,
----------------------------------------------------------------------------
1995
----
The Company experienced net losses in 1996, 1995, and 1994. The net losses reduced the Company's liquidity and capital resources. During this period, cash provided from operations was not sufficient to fund the Company's cash requirements.

Accordingly, the Company undertook a major restructuring and sale of assets.
In 1995, the Company sold substantially all of the assets of Summit to an unaffiliated company. Total proceeds of the sale were $3,982,000. The Company utilized the proceeds to pay all of Summit's outstanding accounts payable and to reduce the outstanding balance on the Company's line of credit. The Company recognized a gain of $1,092,000 on the sale. Revenue of $10,215,000 and operating income of $288,000 were attributable to Summit's operations during the year ended December 31, 1995.

Effective June 17, 1996, the Company sold substantially all of the assets of Churchill to an unaffiliated company. Total cash proceeds of the sale were $1,000,000. In addition, the Company has the right to receive future royalties on Churchill titles sold by the purchaser during the next four years.
Royalties are calculated at 10% of sales and are subject to an aggregate ceiling of $750,000. Future royalties to be received have been assigned to the bank as payments under the long term debt. The Company utilized the cash proceeds to pay trade creditors and reduce the outstanding balance on the long term debt. The Company recognized a loss of $384,000 on the sale. Revenue of $905,000 and operating losses of $215,000 were attributable to Churchill during the six month period ending June 30, 1996.

In July, 1996, the Company sold the land and buildings previously occupied by Summit. When the Company sold the assets of Summit in December, 1995, it retained ownership of the real estate and leased a portion of it to the purchaser of Summit. The sale of the real estate provided approximately $1,000,000 in net proceeds that were used to pay trade creditors and reduce bank debt. A gain on the sale of approximately $77,000 is reflected in the financial statements.

During the last three years, the Company was not in compliance with certain covenants included in its agreements with its primary lender. The bank chose to forbear from action with respect to the noncompliance and restructured its debt agreements with the Company. Payment terms on the debt were revised to reflect the reduced balances and to better match payments to available cash flow. As of December 31, 1996, the bank agreements provide for a working capital line of credit (LOC) with maximum borrowings up to $1,500,000 and an expiration date of April 30, 1997. The LOC bears interest at the prime rate (8.5% as of March 18, 1997) plus 2%. The agreements also provide the Company with two term loans. One term loan bears interest at the prime rate plus 3%, payable monthly. It requires monthly principal payments of $27,800 plus additional quarterly principal payments equal to the royalty payment received from the purchaser of Churchill. The other term loan bears interest at 8.1% and is payable in monthly installments of $4,000, including interest. Both term loans have a maturity date of January 31, 1998. The aggregate outstanding balance on both term notes was reduced from $3,467,000 to $1,254,000 during 1996. Substantially all of the Company's assets have been pledged as collateral under the various loan agreements.

The Company anticipates negotiating revised terms and conditions for all of its bank debt during 1997. The existing LOC matures on April 30, 1997. The two term loans mature on January 31, 1998. Thus, effective January 31, 1997, all of the bank debt will be classified as a current liability in the Company's financial statements. The Company does not have funds available to pay these loans when they mature. Early in 1997, the Company began negotiations to renew these borrowings and extend their maturity dates. However, it is likely that any new borrowings or renewals of existing borrowings will contain "demand" provisions such that the lender can demand payment of the loans at any time. These "demand" provisions would require the Company to classify the debt as a current liability. Therefore, it is considered likely that financial statements prepared for various periods during 1997 will classify all debt as a current liability.

During 1996, the Company sold 390,000 equity units for total proceeds of $390,000. The proceeds were used to reduce bank debt and to provide additional working capital. The equity units consisted of one share of the Company's common stock plus a warrant to purchase one additional share of common stock at a price of $1.00 per share. The units were not registered under the Securities Act and, accordingly, were only sold to "accredited investors", as defined under the Securities Act. The Company expects to register the units at a future date. The warrants are exercisable for a period of twenty-four months commencing the earlier of one year from date of issue or the effective date of any registration statement under the Securities Act.

While the Company has improved its liquidity and financial position, the improved position was not sufficient to allow the Company to pay all of its creditors on a timely basis. Some creditors have responded by granting the Company extended payment terms. Other creditors have placed the Company on "credit hold" and refuse to ship to the Company without an advance payment. Those actions make it more difficult for the Company to conduct business. Management believes that the restructured Company will generate positive cash flow in 1997. However, there is no guarantee that it will do so. Should the Company fail to achieve consistently profitable operations in 1997, it will need to find alternate sources of capital. Alternatively, it may sell additional assets or take other actions to further reduce its cash requirements. Such actions could have an adverse effect on the Company and its stockholders.

The Company experienced a 50% working capital increase in the year ended December 31, 1996. While current assets of $3,648,000 decreased $1,171,000 from December 31, 1995, current liabilities decreased by $1,560,000 from $4,041,000 to $2,481,000. As a result, working capital increased from $778,000 to $1,167,000, and the current ratio increased from 1.19 to 1.47. Working capital improved because of the asset sales, the equity offering, and the renegotiation of debt payment terms.

Total assets decreased 33% from $11,240,000 at December 31, 1995, to $7,556,000 at December 31, 1996. During the same period, total liabilities decreased 47% from $6,401,000 to $3,388,000. Assets decreased primarily because of the asset sales and normal depreciation and amortization. Liabilities decreased because proceeds from the asset sales and equity offering were used to reduce accounts payable and debt.

Stockholders' equity decreased from $4,839,000 at December 31, 1995, to $4,168,000 at December 31, 1996, a decrease of $671,000 or 14%. The decrease was caused by the 1996 net loss of $1,095,000, offset by the issuance of $390,000 of equity units, the issuance of stock under the employee stock purchase plan, and various stock option transactions.

Accounts receivable decreased from $1,783,000 at December 31, 1995, to $840,000 at December 31, 1996, a decrease of $943,000 or 53%. The sale of Churchill reduced accounts receivable by $309,000. In addition, the December 31, 1995 balance included $315,000 related to the sale of Summit Learning in the form of holdbacks pending final audit by the buyer of Summit. Those receivables were received during 1996. The remaining decrease is attributable to the 1996 decision to eliminate special fourth quarter sales promotions that have typically increased December sales.

Income tax refunds receivable of $304,000 as of December 31, 1995, were received during 1996. The refunds arose from application of net operating losses incurred in 1995 and 1994 to taxes paid in prior years. Refunds of approximately $110,000 were received in 1995, and the remaining $304,000 was received early in 1996.

Inventories increased from $2,358,000 at December 31, 1995, to $2,475,000 at December 31, 1996, an increase of $117,000 or 5%. The sale of Churchill reduced inventories by $222,000. Thus, inventories at Scott and Hubbard increased by $339,000 from 1995 to 1996. Much of this increase can be attributed to fourth quarter production in anticipation of first quarter revenues. In addition, a substantial number of new products under development were added to the product line during 1996 and the ending inventory balance includes ramped up production of those items.

Prepaid advertising costs of $102,000 at December 31, 1995, decreased to zero as of December 31, 1996. As of December 31, 1995, the Company had incurred some preliminary costs on the 1996 catalog program. For the 1997 catalog program, all costs were incurred subsequent to December 31, 1996.

Net property and equipment decreased from $4,362,000 at December 31, 1995, to $2,681,000 at December 31, 1996, a decrease of $1,681,000 or 39%. The sale of assets and other disposals reduced the balance by $1,181,000. In addition, the Company recorded depreciation expense of $780,000. Capital expenditures of $280,000 during the year were comprised primarily of reproduction masters and production tooling.

Video and film library costs decreased from $1,407,000 at December 31, 1995, to $512,000 at December 31, 1996, a decrease of $895,000 or 64%. The sale of Churchill accounted for $771,000 of this decrease. There were $138,000 of video additions and $262,000 of amortization expense.

Intangible and other assets increased from $652,000 at December 31, 1995, to $715,000 at December 31, 1996, an increase of $63,000 or 10%. Normal amortization reduced these assets by $150,000. The sale of Churchill reduced other assets by $75,000. These reductions were offset by addition of the royalty receivable resulting from the sale of Churchill.

Accounts payable and accrued expenses decreased from $1,548,000 at December 31, 1995, to $973,000 at December 31, 1996, a decrease of $575,000 or 37%. The
Company was able to reduce accounts payable and accrued expenses by utilizing some of the proceeds received from the asset sales and the equity offering. However, cash flow from operations was not sufficient to make all payments to trade creditors in a timely fashion. This trend is expected to continue until the Company returns to profitability.

Borrowings under the Company's working capital line of credit did not vary significantly from 1995 to 1996.

The Company achieved its goal of reducing long term debt. Long term debt, including current maturities, decreased $2,437,000 during 1996. The source of funds used to reduce long term debt was primarily from asset sales and from the equity offering.

Management continually assesses the Company's need for capital resources. From time to time, the Company may evaluate and pursue additional sources of capital.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's short-term liquidity or capital resources.

RESULTS OF OPERATIONS -- 1996 COMPARED TO 1995 AND 1994-
--------------------------------------------------------
As previously discussed, the comparisons of operating results for 1996 to 1995 and 1994 are affected by the divestitures and acquisitions made by the Company.

The Company's performance improved in 1996, relative to its performance in 1995 and 1994. The net loss for 1996 was reduced from the losses incurred in prior years. The restructuring undertaken by the Company reduced the size of the Company and returned it to its core business. Restructuring of continuing operations has included major efforts to consolidate marketing and customer service into Fort Collins, consolidate certain manufacturing processes to Chippewa Falls, and reduce headcount across all functions. In addition, the Company reviewed all expenditures for potential savings and implemented significant cost reduction measures.

During the period prior to 1993, the Company demonstrated that it could profitably operate its core business and the restructuring steps taken were designed to return the Company to that mode. The Company hopes that these efforts will result in future profitable operations. Should the Company fail to achieve profitability, additional cost reduction and restructuring actions may be implemented.

During the prior years of 1995 and 1994, several major events significantly increased the Company's expenses. During 1995, sales of certain video and science products were significantly below expectations. At the end of 1995, the Company reviewed the recoverability of the assets it had acquired from Churchill Films, Inc. and Redco Science. The evaluation indicated that the Company was unlikely to fully recover the cost of those assets and that the estimated fair value of those assets was less than the amount recorded in the financial statements. Accordingly, AMEP recorded an impairment to reduce the assets' carrying value by $3,297,000.

During 1994, the Company adopted a new accounting policy for catalog costs. The new policy conforms with an accounting standard issued by the American Institute of Certified Public Accountants in 1993. Adopting the new policy resulted in a charge to 1994 operations of $2,067,000.

All of these events affect comparisons between 1996, 1995, and 1994.

The Company reported a net loss of $1,095,000 for 1996, compared to a net loss of $2,976,000 for 1995, and a net loss of $1,858,000 in 1994. On a loss per share basis, the 1996 loss was $0.26 per share, the 1995 loss was $0.72 per share, and the 1994 loss was $0.46 per share.

The Company's revenues in 1996 were $8,501,000, a decrease of $11,832,000 or 58% from the prior year revenues of $20,333,000 and a decrease of $12,600,000 or 60% below 1994. Sales declined because of the sales of Summit and Churchill. Summit's revenues for 1995 were $10,215,000. Churchill's revenues for 1996 and 1995 were $905,000 and $2,418,000 respectively.

The cost of goods sold for the year ended December 31, 1996, was $5,586,000, a decrease of 53% from the prior period figure of $11,985,000 and 52% less than 1994. Cost of goods sold declined because of the sales of Summit and Churchill. Summit's costs of goods sold for 1995 were $5,789,000. Churchill's cost of goods sold for 1996 and 1995 were $447,000 and $1,119,000 respectively.

Consolidated gross profits for 1996 were $2,915,000, a decrease of $5,433,000 or 65% from the prior period gross profit of $8,348,000, and $6,454,000 or 69% below 1994. As a percentage of sales, the gross margin decreased from 41% in 1995 and 44% in 1994 to 34% in 1996. Summit's gross profits for 1995 were $4,426,000 with a gross margin of 43%. Churchill's gross profits for 1996 and 1995 were $458,000 and $1,299,000 respectively, with a gross margin of 51% in 1996 and 54% in 1995. The decrease in both gross profit and gross margin is primarily the result of the sale of Summit and Churchill. For continuing operations, there was an erosion of the gross margin percent as a result of certain raw material cost increases incurred during 1995 and the impact of a promotional sales program during the first half of 1996.

During fiscal 1996, the Company spent approximately $401,000 to develop, acquire, or revise additional products. Spending in 1996 was $210,000 or 34% less than 1995 development spending of $611,000 and $581,000 or 59% less than 1994 development spending of $982,000. During 1996, the Company's development efforts concentrated on completing projects begun in earlier periods.

The advertising component of marketing costs decreased $2,588,000 or 89% from 1995 and decreased $2,988,000 or 90% from 1994. The 1996 decrease is the direct result of the sale of Summit and Churchill. Summit's advertising costs for 1995 were $2,612,000. Churchill's advertising costs were $58,000 for 1996 and $89,000 for 1995.

Other marketing costs decreased by $1,244,000 or 44% from 1995 and $624,000 or 28% from 1994. As a percentage of sales these costs were 19% in 1996, 14% in 1995, and 10% in 1994. Summit's other marketing costs for 1995 were $576,000. Churchill's other marketing costs were $476,000 for 1996 and $1,198,000 for 1995.

General and administrative expenses were $1,378,000, a decrease of $1,832,000 or 57% from the 1995 general and administrative expense of $3,210,000 and a decrease of $2,634,000 or 66% from 1994. As a percentage of sales, general and administrative expense was 16% in 1996, 16% in 1995, and 19% in 1994. Summit's general and administrative expense for 1995 was $950,000. Churchill's general and administrative expense for 1996 and 1995 was $138,000 and $571,000 respectively.

Interest expense decreased from $874,000 in 1995 to $418,000 in 1996, a decrease of $456,000 or 52%. The decreased interest expense resulted from reductions to debt made possible primarily through proceeds from the asset sales.

Included in 1996 is a loss on the sale of assets in the amount of $384,000 resulting from the sale of Churchill and a gain on the sale of assets in the amount of $77,000 resulting from sale of real estate. Included in 1995 is a gain on sale of assets in the amount of $1,092,000 resulting from the sale of Summit. There were no such gains and losses in 1994.

The Company's operating losses have allowed it to recognize tax benefits related to the offset of taxes accrued or paid in prior years. The Company was able to carry back its taxable losses to prior years and has received refunds of federal income taxes paid in 1993, 1992, and 1991.

During 1995, the Company eliminated its deferred tax liability. As a result, no tax benefits were recognized in 1996. The total benefit recognized in 1995 was $620,000, a $335,000 decrease from the benefit recognized in 1994.

Net operating loss (NOL) carryforwards approximating $4,100,000 are available to offset future taxable income, if any. Because ultimate realization of any benefit from the NOL carryforward is uncertain, the Company has not recognized the benefit of these loss carryforwards in its financial statements. The potential future benefits are subject to periodic review and can be recorded as a reduction of income tax expense at such time as their utilization is probable.

Inflation did not have any material effect on the Company's operations for 1996 and 1994. During 1995, Summit experienced cost increases for paper and postage used in its catalog business. These increases adversely affected profitability. The sale of Summit reduced the Company's exposure to increased costs of paper and postage. Also during 1995, cost increases for plastic and formed metal parts had a negative impact on margins. While the Company has been able to partially mitigate the impact of such cost increases it has not been able to completely offset the cost increases. While the Company does not expect inflation to have a material impact on 1997 operations, there are no guarantees that future cost increases would not have an adverse impact.

The Company historically has experienced significant seasonality in its sales primarily due to the purchasing cycle of educational institutions. Historical trends indicate that the first and fourth fiscal quarters will each generate approximately 20% of annual sales and the second and third fiscal quarters will each generate approximately 30% of annual sales.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

ITEM 7.   FINANCIAL STATEMENTS

The following financial statements are filed as part of this report beginning on page F-1:

     1.   Independent Auditor's Report

     2.   Consolidated Balance Sheets as of December 31, 1996, and December 31,
          1995

     3. Consolidated Statements of Operations for the Years ended December 31, 1996, 1995, and 1994

     4. Consolidated Statement of Stockholders' Equity for the period of January 1, 1994, through December 31, 1996

     5. Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

     6.   Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were neither changes in accountants nor disagreements of the type required to be reported under this Item between the Company and its independent accountants, Hein + Associates LLP, during the fiscal years ended
December 31, 1996, or December 31, 1995.

                                   PART III

Part III, Items 9, 10, 11, and 12, are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of December 31, 1996.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS  EXHIBIT NO.    TITLE
--------  -----------    -----

   *        3.1    Articles of Incorporation
   *        3.2    Articles of Amendment to Articles of Incorporation
   *        3.2(b) Articles of Amendment to Articles of Incorporation dated
                   April 21, 1987
  **        3.2(c) Articles of Amendment to Articles of Incorporation dated
                   February 19, 1990
   *        3.3    By-Laws
  **        4.1    American Educational Products, Inc. 1987 Incentive Stock
                   Option Plan, together with Option Agreement
  **        4.2    American Educational Products, Inc. 1990 Incentive Stock
                   Option Plan, together with Option Agreement
  **        4.3    American Educational Products, Inc. 1990 Employee Stock
                   Purchase Plan, together with Subscription Agreement
 ***       10.1    Asset Purchase Agreement dated March 1, 1994, with
                   Churchill Films, Inc.
****       10.2    Asset Purchase Agreement dated December 20, 1995, with
                   Steck-Vaughn Publishing Corporation relating to the sale of
                   Summit Learning, Inc. assets
*****      10.3    Asset Purchase Agreement dated June 17, 1996, with New SVE,
                   Inc. relating to the sale of AEP Media Corporation assets

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

***** Incorporated by reference from the Registrant's Current Report on Form 8-K dated June 17, 1996, and filed with the Commission on July 3, 1996.

Reports on Form 8-K
-------------------
The Registrant filed no Current Reports on Form 8-K during the Fourth Quarter ended December 31, 1996.

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
             ----------------------------------------------------
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


                                                               PAGE
                                                               ----

INDEPENDENT AUDITOR'S REPORT                                    F-2

CONSOLIDATED BALANCE SHEETS - December 31, 1996, and 1995       F-3

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years
Ended December 31, 1996, 1995, and 1994                         F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY -
From January 1, 1994, through December 31, 1996                 F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years
Ended December 31, 1996, 1995, and 1994                         F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-7

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------



Board of Directors
American Educational Products, Inc.
Boulder, Colorado

We have audited the accompanying consolidated balance sheets of American Educational Products, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Educational Products, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


HEIN + ASSOCIATES LLP



Denver, Colorado
February 6, 1997

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
             ----------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                       as of December 31, 1996, and 1995
                                               1996            1995
                                             --------        --------
                ASSETS
                ------
CURRENT ASSETS
    Cash                                  $   107,000   $    146,000
    Trade receivables, net of
      allowance of $64,000
      and $109,000840,000                   1,783,000
    Income tax refunds receivable                 -          304,000
    Royalty receivable                        144,000            -
    Inventories2,475,000                    2,358,000
    Prepaid advertising costs                     -          102,000
    Other                                      82,000        126,000
                                         -------------  -------------
         TOTAL CURRENT ASSETS               3,648,000      4,819,000

PROPERTY AND EQUIPMENT, net                 2,681,000      4,362,000

VIDEO LIBRARY, net                            512,000      1,407,000

INTANGIBLE ASSETS, net                        361,000        511,000

OTHER ASSETS                                  354,000        141,000
                                         ------------   ------------

TOTAL ASSETS                             $  7,556,000   $ 11,240,000
                                         ============   ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES
    Note payable                         $  1,080,000   $  1,081,000
    Current maturities of long term debt      428,000      1,412,000
    Accounts payable                          752,000        935,000
    Accrued expenses                          221,000        613,000
                                         ------------   ------------
    TOTAL CURRENT LIABILITIES               2,481,000      4,041,000

LONG TERM DEBT, less current maturities       907,000      2,360,000

COMMITMENTS

STOCKHOLDERS' EQUITY
    Preferred stock; $0.01 par value;
     50,000,000 shares authorized;
    none issued or outstanding                     -              -
    Common stock; $0.01 par value;
     100,000,000 shares authorized;
    4,576,551 and 4,150,618 shares
     issued and outstanding                    46,000         42,000
    Additional paid in capital              6,468,000      6,048,000
    Accumulated deficit                    (2,346,000)    (1,251,000)
                                         ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY              4,168,000      4,839,000
                                         ------------   ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $  7,556,000    $ 11,240,000
                                         ============    ============
/TABLE

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
             ----------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    --------------------------------------
             for the Years ended December 31, 1996, 1995, and 1994

                                  1996           1995             1994
                                --------       --------         --------
INCOME:
     Net sales               $  8,501,000  $  20,333,000    $  21,101,000
     Cost of goods sold         5,586,000     11,985,000       11,732,000
                             ------------   ------------    -------------
          Gross profit          2,915,000      8,348,000        9,369,000

OPERATING EXPENSES:
     Catalog costs due to
       adoption of SOP 93-7            -              -         2,067,000
     Advertising and
       catalog costs              327,000      2,915,000        3,315,000
     Other marketing            1,580,000      2,824,000        2,204,000
                             ------------   ------------    -------------
          Total marketing       1,907,000      5,739,000        7,586,000
     General and administrative 1,378,000      3,210,000        4,012,000
     Impairment of assets              -       3,297,000               -
                             ------------   ------------    -------------
          Total operating
            expenses            3,285,000     12,246,000       11,598,000
                             ------------   ------------    -------------

OPERATING (LOSS)                 (370,000)    (3,898,000)      (2,229,000)

OTHER INCOME (EXPENSE):
     Gain (loss) on sale
       of assets                 (307,000)     1,092,000               -
     Other income                      -          84,000           77,000
     Interest expense            (418,000)      (874,000)        (661,000)
                             ------------   ------------    -------------
          Net other income
            (expense)            (725,000)       302,000         (584,000)

                             ------------   ------------    -------------
(LOSS) BEFORE INCOME TAXES     (1,095,000)    (3,596,000)      (2,813,000)

     Income tax  benefit               -         620,000          955,000
                             ------------   ------------    -------------

NET (LOSS)                   $ (1,095,000)  $ (2,976,000)    $ (1,858,000)
                             ============   ============     ============

Net (Loss) per common share
     and common share equivalent   ($0.26)        ($0.72)          ($0.46)
                                    =====          =====            =====

Average number of common and common
     equivalent shares
     outstanding                4,256,000      4,122,000         4,060,000
                             ============   ============      ============
/TABLE

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
             ----------------------------------------------------
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------
                  January 1, 1994, through December 31, 1996

                                           COMMON STOCK      Additional
                                           ------------
                                Number                          Paid
                                  of          Common             in
                                Shares         Stock           Capital
                                ------        -------         ---------
Balance as of
  January 1, 1994             4,013,257         $40,000   $ 5,739,000

Sale of common stock under the
  employee stock purchase plan   33,840           1,000       110,000
Exercise of options and warrants 25,000              -         56,000
Net loss                              -              -            -
                              ---------       ---------  ------------
Balance as of
  December 31, 1994           4,072,097          41,000     5,905,000

Sale of common stock under the
  employee stock purchase plan   53,061           1,000        85,000
Exercise of options              25,500               -        26,000
Non-qualified stock options
  granted at less that fair
  market value                        -               -        32,000
Net loss                              -               -           -
                              ---------       ---------  ------------
Balance as of
  December 31, 1995           4,150,658          42,000     6,048,000

Sale of common stock under the
  employee stock purchase plan   25,116               -        28,000
Exercise of options              10,777               -         6,000
Sale of equity units            390,000           4,000       386,000
Net loss                              -               -           -
                              ---------        --------   -----------
Balance as of
  December 31, 1996           4,576,551        $ 46,000   $ 6,468,000
                              =========        ========   ===========
/TABLE

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
             ----------------------------------------------------
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------
            January 1, 1994, through December 31, 1996 (Continued)

                                        Retained
                                        Earnings
                                      (Accumulated
                                        Deficit)              Total
                                      ------------            -----
Balance as of
  January 1, 1994                    $ 3,583,000          $ 9,362,000
Sale of common stock under the
  employee stock purchase plan                -               111,000
Exercise of options and warrants              -                56,000
Net loss                              (1,858,000)          (1,858,000)
                                      ----------           ----------
Balance as of
  December 31, 1994                    1,725,000            7,671,000

Sale of common stock under the
  employee stock purchase plan                 -               86,000
Exercise of options                            -
Non-qualified stock options
  granted at less that fair
  market value                                 -               32,000
Net loss                              (2,976,000)          (2,976,000)
                                      ----------           ----------
Balance as of
  December 31, 1995                   (1,251,000)           4,839,000

Sale of common stock
  under the employee
  stock purchase plan                          -               28,000
Exercise of options                            -                6,000
Sale of equity units                           -              390,000
Net loss                              (1,095,000)          (1,095,000)
                                      ----------           ----------
Balance as of
  December 31, 1996                  $(2,346,000)        $  4,168,000
                                     ===========         ============
/TABLE

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
             ----------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
             For the years ended December 31, 1996, 1995, and 1994

                                      1996           1995          1994
                                    --------       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                 $(1,095,000)   $(2,976,000)   $(1,858,000)
      Adjustments to reconcile
      net (loss) to cash provided
      by operating activities:
       Depreciation                 780,000        908,000        853,000
       Amortization                 412,000        797,000        849,000
       Impairment of assets              -       3,297,000             -
      Stock based compensa-
        tion expense                     -          32,000             -
      Bad debt expense               11,000         14,000         74,000
      Change in deferred
        income taxes    -          (519,000)      (751,000)
      (Gain) loss on sale
        of assets                   307,000     (1,092,000)            -
      Changes in operating assets
        and liabilities:
        Decrease (increase) in
          operating assets:
          Accounts receivable       653,000        (32,000)       247,000
          Income tax refunds
           receivable               304,000         13,000       (317,000)
          Inventories              (313,000)       885,000     (1,051,000)
          Prepaid advertising costs   2,000        459,000        327,000
          Other                     (82,000)       (27,000)        77,000
        Increase (decrease) in
          operating liabilities:
          Accounts payable         (183,000)    (1,614,000)     1,838,000
          Accrued expenses         (392,000)        76,000        113,000
          Income taxes payable           -              -        (197,000)
                                -----------     ----------     ----------
      Net cash provided by
        operating activities        404,000        221,000        204,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets 1,989,000      3,982,000            -
     Purchase of property
       and equipment               (280,000)      (424,000)      (433,000)
     Cost incurred for
       video production            (138,000)      (300,000)      (521,000)
     Cash paid for acquisitions          -              -      (1,010,000)
                               ------------   ------------    -----------
      Net cash provided (used)
        by investing activities   1,571,000      3,258,000     (1,964,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable
       and long term debt         1,228,000      1,209,000      5,130,000
     Payments on notes payable
       and long term debt        (3,666,000)    (4,874,000)    (3,534,000)
     Net proceeds from the sale
       of stock                      424,000       112,000        132,000
                                  ----------    ----------     ----------

      Net cash provided (used)
        by financing activities  (2,014,000)    (3,553,000)     1,728,000
                                 ----------     ----------     ----------

NET INCREASE (DECREASE) IN CASH     (39,000)       (74,000)       (32,000)

Cash, at beginning of period        146,000        220,000        252,000
                                 ----------     ----------     ----------

Cash, at end of period           $  107,000     $  146,000     $  220,000
                                 ==========     ==========     ==========
/TABLE

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

     Nature of Business -
     ------------------
     American Educational Products, Inc. (AMEP or the Company) was organized as a Colorado corporation in 1986. AMEP currently has two operating subsidiaries: Hubbard Scientific, Inc. (Hubbard), and Scott Resources, Inc. (Scott). The Company recently sold two operating subsidiaries. During December 1995, AMEP sold substantially all the assets of Summit Learning, Inc. (Summit). During June 1996, AMEP sold substantially all the assets of AEP Media Corporation, d.b.a. Churchill Media (Churchill).

     The Company sells a wide variety of educational products through multiple sales channels. The Company's products include those developed and produced by the Company, as well as products manufactured by other companies. The Company's customers include educational institutions, wholesalers, individual educators, and consumers, located primarily in the United States.

     A summary of the Company's significant accounting policies follows:

     Principles of Consolidation -
     ---------------------------
     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Revenue Recognition -
     -------------------
     Sales are recorded at time of shipment and an allowance is provided for returns.

     Inventories -
     -----------
     Inventories are valued at the lower of cost [using a standard costing system that approximates a first-in, first-out (FIFO) basis] or market, and consist of the following:

                                               DECEMBER 31,
                                     -------------------------------
                                          1996               1995
                                       ---------          ----------
         Raw materials                $1,095,000         $1,162,000
         Work in process                 304,000            262,000
         Finished goods                1,076,000            934,000
                                      ----------         ----------
         Total                        $2,475,000         $2,358,000

     Property and Equipment -
     ----------------------
     Property and equipment are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives ranging generally from 3 to 30 years. Depreciation expense was $780,000, $894,000, and $853,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

     Property and equipment consist of the following:

                                               DECEMBER 31,
                                     -------------------------------
                                          1996               1995
                                       ---------          ----------
         Reproduction masters       $ 3,040,000        $ 2,971,000
         Plant machinery
           and equipment              1,572,000          1,696,000
         Office furniture
           and equipment                284,000            350,000
         Land and buildings             734,000            734,000
         Rental property                      0            984,000
         Computer hardware
           and software                 366,000            427,000
         Vehicles and other              12,000             44,000
                                    -----------        -----------
                                      6,008,000          7,206,000
         Less accumulated
           depreciation              (3,327,000)        (2,844,000)
                                     ----------        ------------
                                    $ 2,681,000        $ 4,362,000
                                    ===========        ===========

     Maintenance and repairs are charged to expenses when incurred. Property replacements and betterments that extend the life of assets, including reproduction masters for significant, non-routine product updates, are capitalized and subsequently depreciated.

     Video Library -
     -------------
     The Company capitalizes costs incurred relating to the development of educational video products. These costs are amortized over the estimated future unit sales of the video products on an individual film forecast computation method. Estimated future unit sales of each video represent a significant estimate and are reviewed quarterly by the Company. Amortization expense was $262,000, $384,000 and $294,000 for the years ended December 31, 1996, 1995, and 1994 respectively. In 1995, the Company recorded an impairment allowance of $1,133,000 for the Churchill video library. The impairment was recorded by reducing the cost of the library to its estimated fair value.

     As of December 31, 1996, and 1995, the video library consists of:

                                               1996            1995
                                             --------         --------

      Acquired video library             $           0     $   142,000
      Production costs - completed videos      940,000       1,505,000
      Production costs - videos in process      15,000         105,000
                                           -----------     -----------
      Total video library                      955,000       1,752,000
      Accumulated amortization                (443,000)       (345,000)
                                           -----------     -----------
                                           $   512,000     $ 1,407,000
                                           ===========     ===========

     Intangibles -
     -----------
     As of December 31, 1996, and 1995, intangible assets consist of:

                                           1996
                    --------------------------------------------------
                                          AMORTI-
                            COST          ZATION           NET
                          --------      ----------       --------
       Copyrights      $   650,000   $  (388,000)    $   262,000
       Covenants           653,000      (554,000)         99,000
                       -----------   -----------      ----------
                       $ 1,303,000   $  (942,000)     $  361,000
                       ===========   ===========      ==========

                                           1995
                    --------------------------------------------------
                                          AMORTI-
                            COST          ZATION           NET
                          --------      ----------       --------
       Copyrights      $   650,000   $  (346,000)    $   304,000
       Covenants           653,000      (446,000)        207,000
                       -----------   -----------      ----------
                       $ 1,303,000   $  (792,000)     $  511,000
                       ===========   ===========      ==========

     In the various acquisitions made by the Company, an allocation was made to copyrights for proprietary products acquired. These costs are amortized over the estimated remaining lives of the products, or related copyrights, whichever is shorter. The lives range from 2 years to 6 years.

     The Company has a covenant not to compete from the former owners of Hubbard. The amount allocated to the covenant is being amortized over the six year life of the covenant, which is less than the estimated useful life. In 1995, the Company recorded an impairment allowance of $405,000 for the Churchill covenant. The impairment was recorded by reducing the cost and the accumulated amortization of the Churchill covenant to zero.

     A portion of the Churchill purchase price was allocated to goodwill. This cost was being amortized over 15 years. In 1995, the Company recorded an impairment allowance of $1,489,000 for goodwill by reducing the cost and accumulated amortization to zero.

     Prepaid Advertising Costs -
     -------------------------
     Substantially all of the Company's advertising is through the mailing of catalogs. The printing and mailing costs of catalogs are recorded as a current prepaid cost. These costs are amortized to expense based upon individual cost pools using actual and estimated future revenues for each catalog.

     All other advertising costs are expensed when the advertising first takes place.

     Long-Lived Assets -
     -----------------
     Management periodically assesses recoverability of all long-lived assets, including intangibles. The assessment for impairment is performed whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable. The assessment compares the carrying value of the assets to the estimated future cash flows of the assets, exclusive of interest. If an impairment is indicated, a provision is made to reduce the asset's carrying value to its estimated fair value.

     Fair Value of Financial Instruments and Concentration of Credit Risk -
     --------------------------------------------------------------------
     The carrying value of the Company's trade receivables and trade payables are considered to approximate fair value due to their short maturities. The fair value of the Company's notes payable and long term debt, including current portions, are considered to approximate fair value because 80% of the obligations have floating interest rates. The rates on the fixed rate debt do not vary significantly from current market rates.

     The Company has a concentration of credit risk along educational lines. Management believes that the allowance for doubtful accounts is sufficient to cover the related credit risk.

     Stock-Based Compensation -
     ------------------------
     In October 1995, the Financial Standards Accounting Board issued a new statement titled "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in notes to the financial statements. Transactions in equity instruments with non-employees for goods and services must be accounted for on the fair value method. The Company did not adopt the fair value accounting prescribed by SFAS 123 for employee grants, but is subject to the related disclosure requirements.

     Income Taxes -
     ------------
     The Company accounts for income taxes under the liability method of SFAS
     109. Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the carrying value of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses and an offsetting valuation allowance. Tax effects are computed using the tax rates and laws enacted as of the balance sheet date.

     Net (loss) per Share -
     --------------------
     Net (loss) per share is based on the weighted average number of shares outstanding. The outstanding common stock equivalents were not included in the calculations for 1996, 1995, and 1994, because they were anti-dilutive.

     Use of Estimates -
     ----------------
     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Supplemental Disclosures of Cash Flow Information -
     -------------------------------------------------

                                                          December 31,
                                  --------------------------------------------
                                      1996           1995           1994
                                    --------       --------       --------
    Cash payments for:
      Interest                   $   428,000    $   875,000    $   617,000
                                 ===========    ===========    ===========
      Income Taxes               $         0    $         0    $   240,000
                                 ===========    ===========    ===========

    Non-cash investing and financing activities:
      Bank debt incurred in exchange
      for asset acquisitions     $         0    $         0    $ 4,203,000
                                 ===========    ===========    ===========
      Capital leases incurred
      in exchange for
      equipment purchases        $         0    $    77,000    $   189,000
                                 ===========    ===========    ===========

2.   LIQUIDITY:
     ---------
     The Company experienced net losses in 1996, 1995, and 1994. The net losses reduced the Company's liquidity and capital resources. During this period, cash provided from operations was not sufficient to fund the Company's cash requirements. In addition, the Company was not in compliance with certain loan covenants.

     Accordingly, the Company took several actions to improve its liquidity.
     It restructured its debt with its primary lender and received a waiver for its inability to comply with certain loan covenants. The Company also (i) sold the assets of Summit and Churchill; (ii) sold certain real estate;
     (iii) issued 390,000 equity units for total proceeds of $390,000; and (iv) reduced monthly operating expenses throughout the Company.

     The steps taken by the Company have improved its liquidity and financial position. However, the improved position was not sufficient to allow the Company to pay all of its creditors on a timely basis. The liquidity shortage makes it more difficult for the Company to conduct business. Management believes that the restructured Company will generate positive cash flow in 1997. However, there is no guarantee that it will do so. Should the Company fail to achieve consistently profitable operations in 1997, it will need to find alternate sources of capital. Alternatively, it may sell additional assets or take other actions to further reduce its cash requirements.

     The Company anticipates negotiating revised terms and conditions for all of its bank debt during 1997. The working capital line of credit matures on April 30, 1997. The two term loans mature on January 31, 1998. Thus, effective January 31, 1997, all of the bank debt will be classified as a current liability in the Company's financial statements. The Company does not have funds available to pay these loans when they mature. Early in 1997, the Company began negotiations to renew these borrowings and extend their maturity dates. However, it is likely that any new borrowings or renewals of existing borrowings will contain "demand" provisions such that the lender can demand payment of the loans at any time. These "demand" provisions would require the Company to classify the debt as a current liability. Therefore, it is considered likely that financial statements prepared for various periods during 1997 will classify all debt as a current liability.

3.   IMPAIRMENT OF LONG-LIVED ASSETS AND ACQUIRED INVENTORY:
     ------------------------------------------------------
     During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets" (SFAS 121). The Company adopted SFAS 121 during the fourth quarter of 1995.

     As a result of operating losses, it was determined that certain assets acquired from Churchill Films, Inc., in 1994 and from Redco Science, Inc., in 1992 had suffered an impairment.

     In accordance with the provisions of SFAS 121, the future cash flows of the long-lived assets used by Churchill were estimated. The future cash flows consist of future sales less costs of completing those sales and were not adjusted for a discount factor or interest charges. The future cash flows so estimated were less than the carrying value of the video library and intangible assets, including goodwill. An additional calculation was made to estimate the fair value of the assets. Fair value was estimated as the present value of the future cash flows using an appropriate discount rate. Carrying value exceeded estimated fair value by $3,027,000 and, accordingly, an impairment provision in that amount was included in the 1995 results of operations.

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

4.   DIVESTITURES AND ACQUISITIONS:
     -----------------------------
     Effective June 17, 1996, the Company sold substantially all of the assets of Churchill to an unaffiliated company. The sale comprised all the assets used by Churchill for video production and distribution. Total cash proceeds of the sale were $1,000,000. In addition, the Company has the right to receive future royalties on Churchill titles sold by the purchaser during the next four years. Royalties are calculated at 10% of sales and are subject to an aggregate ceiling of $750,000. The Company recorded a $490,000 royalty receivable based upon its estimate of future sales (using historical sales decline curves) less a discount factor of 11.5% for the time value of money. The Company utilized the proceeds to pay trade creditors and to reduce the outstanding balance on the Company's bank debt. The Company recognized a loss of $384,000 on the sale.
     Revenue of $905,000 and operating losses of $215,000 were attributable to Churchill's operations during the six months ended June 30, 1996.

     Effective July 31, 1996, the Company sold the land and building occupied by Summit. When the Company sold the assets of Summit in December, 1995, it retained ownership of the real estate and leased a portion of it to the purchaser of Summit. The sale of the real estate provided approximately $1,000,000 in net proceeds that were used to pay trade creditors and reduce bank debt. A gain of approximately $77,000 was realized on the sale.

     Effective December 1, 1995, the Company sold substantially all the assets of Summit to an unaffiliated company. The sale comprised the assets used by Summit in connection with its catalog distribution business. Total proceeds of the sale were $3,982,000. The Company utilized the proceeds to pay all of Summit's outstanding accounts payable and to reduce the outstanding balance on the Company's line of credit. The Company recognized a gain of $1,092,000 on the sale. Revenue of $10,216,000 and operating income of $288,000 were attributable to Summit's operations during the year ended December 31, 1995.

     In 1994, the Company purchased certain assets of Churchill Films, Inc. The total capitalized cost of the acquisition was approximately $4,625,000. To finance this acquisition, the Company incurred additional term debt of $3,300,000. In addition, the Company's line of credit was increased by $2,000,000, a portion of which was used to complete the transaction. Debt to former owners was issued totaling $568,000. Assets acquired included goodwill of $1,704,000 and video library valued at $1,715,000. The acquisition was recorded using the purchase method of accounting, and operations of Churchill were included with the Company's operations commencing March 1, 1994.

5.   NOTES PAYABLE AND LONG TERM DEBT:
     --------------------------------
     The Company has a $1,500,000 revolving line of credit pursuant to a loan agreement which expires April 30, 1997. Borrowing under this line of credit bears interest at the prime rate plus 2% (totaling 10.5% as of December 31, 1996). Interest is payable monthly. The principal balance was $1,080,000 and $1,081,000 at December 31, 1996 and 1995, respectively.
     The amounts available to be borrowed under the agreement are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. In addition, the loan agreement contains covenants which restrict the payment of dividends and requires, among other things, that the Company achieve certain operating income levels. The Company did not achieve the required minimum operating income levels for some months of 1996 and the bank agreed to waive the requirement for those months.

     The Company's primary bank lender has also extended credit under various term loan agreements. The line of credit and the term loans are collateralized by substantially all of the Company's assets.

     The Company's long-term debt consisted of the following:

                                                          DECEMBER 31,
                                                -----------------------------
                                                     1996           1995
                                                   --------      ----------
     Note Payable, principal due in monthly
     installments of $27,800, plus additional
     quarterly principal payments equal to
     royalties received from the purchaser
     of Churchill.  Remaining balance due
     January 31, 1998.  Accrued interest is
     payable monthly at prime plus 3% (total
     of 11.5% at December 31, 1996).  Collater-
     alized by business assets.                $   858,000    $ 2,473,000

     Note Payable, due in monthly installments
     of $4,000, including interest at 8.1%.
     Remaining balance due January 31, 1998.
     Collateralized by land and buildings.         396,000        994,000

     Capital lease obligations, due in monthly
     installments with varying maturities
     through January 31, 1998.                      55,000        198,000

     Other                                          25,000        107,000
                                               -----------    -----------
     Total                                       1,334,000      3,772,000
     Less current maturities                      (428,000)    (1,412,000)
                                               -----------     ----------
     Long term debt                            $   906,000     $2,360,000
                                               ===========     ==========

     At December 31, 1996, the future minimum principal payments on long   term
     debt and capitalized lease obligations were as follows:

                         1997       $428,000
                         1998        906,000
                                 -----------
                         Total   $ 1,334,000

                                 ===========

6.   COMMITMENTS:
     -----------
     The Company leases office space, equipment, and warehouse facilities under noncancellable operating leases. Total rental expense was $184,000, $282,000, and $270,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Future minimum rental commitments at December 31, 1996, are as follows:

                         1997      $ 205,000
                         1998        105,000
                         1999         33,000
                         2000          3,000
                                   ---------
                         Total     $ 346,000
                                   =========

     The Company has certain royalty agreements with third parties on various products. Total royalty expense for the years ended December 31, 1996, 1995, and 1994 was $207,000, $367,000, and $496,000, respectively.

7.   STOCKHOLDERS' EQUITY:
     --------------------
     The Company has authorized 50,000,000 shares of preferred stock. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. None of the shares are issued and outstanding.

     During 1996, the Company sold 390,000 equity units for total proceeds of $390,000. The proceeds were used to reduce bank debt and to provide additional working capital. The equity units consist of one share of the Company's common stock plus a warrant to purchase one additional share of common stock at a price of $1.00 per share. The units were not registered under the Securities Act. The Company expects to register the units at a future date. The warrants are exercisable for a period of twenty-four months commencing the earlier of one year from date of issue or the effective date of any registration statement under the Securities Act.

     The Company has outstanding warrants to purchase 510,000 shares of the Company's common stock at exercise prices ranging from $1.00 to $4.40 per share. At December 31, 1996, 120,000 warrants were exercisable. The warrants will expire as follows: 120,000 in 1997 and 390,000 in 1999.

     Substantially all of the Company's permanent full-time employees are eligible to participate in an employee stock purchase plan (ESPP), except those owning more than 5% of the Company's common stock or more than $25,000 in value of the Company's common stock. In 1995, the stockholders increased the number of shares for the ESPP to 300,000. Under the ESPP, employees may purchase shares at 85% of the NASDAQ quoted market value on either the beginning or ending date of the six month enrollment period, whichever is less. The number of shares purchased under the ESPP for each of the three years ending December 31 were: 25,116 in 1996; 53,061 in 1995; and 33,840 in 1994.

     The Company has adopted an Incentive Stock Option Plan (ISOP) under which the Company's Board of Directors is authorized to issue options for the purchase of the Company's common stock to key employees. The options are generally granted for a five year period with the exercise price based upon the market price of the Company's freely traded common stock on the date of grant. At December 31, 1996, the 266,000 options outstanding under this plan had exercise prices ranging from $0.60 to $2.25, exercisable as follows:

            EXERCISABLE          NUMBER             WEIGHTED
                IN                 OF                AVERAGE
                YEAR             SHARES          EXERCISE PRICE
            -----------         --------         --------------
               1996             167,500               $1.67
               1997              40,000                1.55
               1998              40,000                1.55
               1999              18,500                1.25

     At December 31, 1996, there were 438,000 shares available for future grants.

     The Company has issued other non-qualified stock options under terms and at prices deemed appropriate by the Board of Directors. During 1995, the Company issued 100,500 non-qualified stock options to its directors at 85% of fair value at the date of the grant, resulting in 1995 compensation expense of $32,000. During 1996, the Company issued 112,000 non-qualified stock options to its directors at 100% of fair value at the date of the grant. No compensation expense was recorded in connection with the 1996 grants. All 242,500 non-qualified options outstanding at December 31, 1996, were exercisable.

     The following is a summary of the number of shares under option:

                                         NUMBER OF SHARES
                           -----------------------------------------
                               INCENTIVE       NON-                WEIGHTED
                                 STOCK       QUALIFIED              AVERAGE
                                OPTION         STOCK               EXERCISE
                                 PLAN         OPTIONS      TOTAL     PRICE
                              ----------     ---------    -------  ---------
     Balance, Jan 1, 1994       435,000       43,000     478,000     $3.13
       Options granted          230,000       12,000     242,000     $3.93
       Options exercised              0     ( 25,000)   ( 25,000)    $0.85
       Options terminated      (182,000)           0    (182,000)    $3.86
                               --------     --------    --------
       Balance, Dec 31, 1994    483,000       30,000     513,000     $3.37
         Options granted        264,400      100,500     364,900     $2.02
         Options exercised     ( 25,500)           0    ( 25,500)    $1.00
         Options terminated    ( 98,900)           0    ( 98,900)    $4.21
                               --------     --------    --------
       Balance, Dec 31, 1995    623,000      130,500     753,500     $2.10
         Options granted        156,500      112,000     268,500     $1.26
         Options exercised     ( 10,800)           0    ( 10,800)    $0.59
         Options terminated    (502,700)           0    (502,700)    $2.03
                                -------     --------     -------

       Balance, Dec 31, 1996    266,000      242,500     508,500     $1.58
                                =======      =======     =======

     Except as noted above, for all options granted during the period, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. The weighted average remaining contractual life for all options as of December 31, 1996, was approximately 3.5 years. If not previously exercised or terminated, options outstanding at December 31, 1996, will expire as follows:

            EXERCISABLE          NUMBER             WEIGHTED
                IN                 OF                AVERAGE
                YEAR             SHARES          EXERCISE PRICE
            -----------         --------         --------------
               1997              21,500               $1.87
               1998              26,250                2.25
               1999              48,750                2.24
               2000             165,500                1.75
               2001             246,500                1.24

     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options that are granted to employees and directors. Accordingly, no compensation cost has been recognized for grants of options where the exercise price is not less than the fair value of the Company's common stock on the grant date. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated in the following table:

                                     YEAR ENDED DECEMBER 31,
                                   ---------------------------
                                                 1996           1995
                                               --------       --------
        Net loss
          As reported                     $(1,095,000)   $(2,976,000)
          Pro forma                       $(1,220,000)   $(3,160,000)

        Net loss per common share
          As reported                          $(0.26)        $(0.72)
          Pro forma                            $(0.29)        $(0.74)

     The fair value of each option granted was estimated as of the date of grant using the Black - Scholes option pricing model with the following weighted average assumptions:

                                     YEAR ENDED DECEMBER 31,
                                   ---------------------------
                                                 1996           1995
                                               --------       --------
        Estimated fair value/share of
          options granted                        $0.73          $1.28
        Expected volatility                        64%            70%
        Risk free interest rate                     6%             6%
        Expected dividends                       $0.00          $0.00
        Expected term (in years)                   5.0            5.0

8.   INCOME TAXES:
     ------------
     The composition of income tax (benefit) for the years ended December 31 was as follows:

                           1996        1995           1994
                         --------    --------       --------
          Current          $ 0     $(101,000)     $(204,000)
          Deferred           0      (519,000)      (751,000)
                           ---     ---------      ---------
          Total            $ 0     $(620,000)     $(955,000)
                           ===     =========      =========

     The percentage tax benefits recorded for 1996, 1995, and 1994 were approximately 0%, 17%, and 34%, respectively. The difference between the recorded percentages and the Federal statutory rate of 34% is primarily caused by the addition of state taxes (2% - 3%) offset by limitations on the recognition of net operating loss (NOL) carryforwards.

     The Company has the ability to carryforward its net operating losses and offset them against future taxable income, if any. The NOL carryforwards approximate $4,100,000 and expire in the years 2009, 2010, and 2011.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31 were as follows:

                                               1996                 1995
                                             --------             --------
     Deferred tax assets (liabilities):
     Current
         Prepaid advertising costs          $       0           $ (38,000)
         Inventories                           87,000             178,000
         Installment receivables             (172,000)                  0
         Other                                 40,000              32,000
     Long-term
         Property, plant and equipment       (554,000)            103,000
         Net operating losses               1,706,000             583,000
         Other                                                    (40,000)
                                          ------------          ---------
     Net deferred tax asset                 1,107,000             818,000
     Valuation allowance                   (1,107,000)           (818,000)
                                          -----------           ---------
          Total                           $         0           $       0
                                          ===========           =========

     Based upon past performance and statutory expiration dates, the ultimate realization of the NOL carryforwards is uncertain. Accordingly, the Company has established a full valuation allowance against these carryforward benefits and will recognize the benefits only as reassessment indicates that they are realizable. The need for this valuation allowance is subject to periodic review. Should the allowance be reduced in a future period, the tax benefits of the carryforwards will be recorded at that time as a reduction of the Company's income tax expense. The increase of $289,000 in the valuation allowance during 1996 is primarily due to an increase in the net operating loss carryforward.

9.   CATALOG COST ADJUSTMENT:
     -----------------------
     The Company capitalizes the cost of catalogs that are mailed directly to potential customers. Prior to 1994, the Company amortized the costs based on the aggregate annual sales curve for all catalogs. In 1994, the Company adopted Statement of Position 93-7, Reporting on Advertising Costs (SOP 93-7). In accordance with SOP 93-7, the capitalized costs of catalogs are now being amortized based on individual cost pools using actual and estimated future revenues for each catalog. Included in the twelve months ending December 31, 1994, is a charge of $2,067,000 ($1,364,000 or $0.34 per share after related tax benefit) representing the effect of the acceleration in amortization of catalogs pursuant to SOP 93-
     7. None of the adjustment represented a writedown to net realizable value.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN EDUCATIONAL PRODUCTS, INC.


Date:    April 11, 1997                 /s/ Clifford C. Thygesen
       ------------------               -------------------------------
                                        Clifford C. Thygesen, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                    Date



/s/ Robert A. Scott          Chairman of the Board and    April 11, 1997
--------------------                                    -----------------
Robert A. Scott              Director


/s/ Clifford C. Thygesen     President and Director       April 11, 1997
-------------------------                               -----------------
Clifford C. Thygesen         (Chief Operating Officer)


/s/ Frank L. Jennings        Vice President               April 11, 1997
----------------------                                  -----------------
Frank L. Jennings            (Chief Financial Officer,
                              Chief Accounting Officer)


/s/ Stephen G. Calandrella   Director                     April 11, 1997
---------------------------                             -----------------
Stephen G. Calandrella


/s/ Wayne R. Kirschling      Director                     April 11, 1997
------------------------                                -----------------
Wayne R. Kirschling


/s/ Dale LaFrenz             Secretary and Director       April 11, 1997
-----------------                                       -----------------
Dale LaFrenz

/s/ Clifford L. Neuman       Assistant Secretary and      April 11, 1997
-----------------------                                 -----------------
Clifford L. Neuman           Director