Form 10QSB
period 1997-03-31
AMERICAN EDUCATIONAL PRODUCTS INC
filed 1997-05-15
CIK 790069

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

-----------------------------------------------------------------------Former
name, former address, and former fiscal year, if changed since last report

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

As of May 12, 1997 the Company had 916,200 shares of its $.05 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]
No [ X ]

                                     INDEX

                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                    Page
                                                                 ----

Consolidated Balance Sheets as of March 31, 1997 and
     December 31, 1996                                              2

Consolidated Statements of Operations for the three months ended
     March 31, 1997 and March 31, 1996                              3

Consolidated Statements of Cash Flows for the three months ended
     March 31, 1997 and March 31, 1996                              4

Consolidated Statement of Stockholders' Equity from
     January 1, 1997 through March 31, 1997                         5

Notes to Consolidated Financial Statements                          6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources                                     7

Results of Operations                                               9


                         PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                        12

ITEM 2.   CHANGES IN SECURITIES                                    12

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                          12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      12

ITEM 5.   OTHER INFORMATION                                        12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                         12

           AMERICAN  EDUCATIONAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
           ---------------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                         ----------------------------
                  AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                                              March 31,    December 31,
                                                1997           1996
                                             (Unaudited)
                                            ____________   ____________
                 ASSETS
                 -------

CURRENT ASSETS
     Cash                                  $    75,000    $   107,000
     Trade receivables, net of
     allowance of $56,000 and $64,000        1,189,000        840,000
     Royalty receivable                        117,000        144,000
     Inventories                             2,321,000      2,475,000
     Prepaid advertising costs                  59,000            ---
     Other                                      99,000         82,000
                                            ----------     ----------
          TOTAL CURRENT ASSETS               3,860,000      3,648,000

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation of
     $3,505,000 and $3,327,000,
     respectively                            2,569,000      2,681,000
VIDEO LIBRARY, net of accumulated
     amortization of $476,000 and
     $443,000, respectively                    479,000        512,000
INTANGIBLE ASSETS, net                         320,000        361,000
OTHER ASSETS                                   363,000        354,000
                                            ----------     ----------
     TOTAL ASSETS                          $ 7,591,000    $ 7,556,000
                                            ==========     ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
           CURRENT LIABILITIES
           -------------------

     Note payable                          $ 1,250,000    $ 1,080,000
     Current maturities of long term debt    1,184,000        428,000
     Accounts payable                          867,000        752,000
     Accrued expenses                          173,000        221,000
                                            ----------     ----------
          TOTAL CURRENT LIABILITIES          3,474,000      2,481,000

LONG TERM DEBT, less current maturities            ---        907,000

COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value;
          50,000,000 shares authorized;
          none issued or outstanding               ---            ---
     Common stock; $0.05 par value;
          100,000,000 shares authorized;
          916,250 and 915,400 shares
          issued and outstanding, see
          Note 3                                46,000         46,000
     Additional paid in capital              6,472,000      6,468,000
     Accumulated deficit                    (2,401,000)    (2,346,000)
                                            ----------     ----------
          TOTAL STOCKHOLDERS' EQUITY         4,117,000      4,168,000
                                            ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 7,591,000    $ 7,556,000
                                            ==========     ==========


           AMERICAN  EDUCATIONAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
           ---------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    --------------------------------------
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                  (UNAUDITED)
                                              March 31,      March 31,
                                                1997           1996
                                            ____________   ____________
INCOME:
     Net sales                             $ 1,621,000    $ 2,047,000
     Cost of goods sold                      1,110,000      1,196,000
                                            ----------     ----------

          Gross profit                         511,000        851,000

OPERATING EXPENSES:
     Advertising and catalog costs              10,000         24,000
     Other marketing                           185,000        534,000
                                            ----------     ----------
          Total marketing                      195,000        558,000

     General and administrative                308,000        357,000
                                            ----------     ----------
          Total operating expenses             503,000        915,000
                                            ----------     ----------

OPERATING INCOME (LOSS)                          8,000        (64,000)

     Interest expense                          (63,000)      (137,000)
                                            ----------     ----------

INCOME BEFORE INCOME TAXES                     (55,000)      (201,000)

     Income tax benefit (expense)                  ---            ---
                                            ----------     ----------

NET (LOSS)                                 $   (55,000)   $  (201,000)
                                            ==========     ==========


Net (loss) per common share
     and common share equivalent,
     see Note 3                                 ($0.06)        ($0.24)
                                            ==========     ==========

Average number of common and common
     equivalent shares outstanding,
     see Note 3                                915,400        831,000
                                            ==========     ==========


           AMERICAN  EDUCATIONAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
           ---------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                  (UNAUDITED)
                                              March 31,      March 31,
                                                1997           1996
                                            ____________   ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                              $   (55,000)   $  (201,000)
   Adjustments to reconcile net (loss)
     to cash provided by operating
     activities:
       Depreciation                            178,000        188,000
       Amortization                             78,000        131,000
       Bad debt expense                          2,000          2,000
       Changes in operating assets and
          liabilities:
          Decrease (increase) in
          operating assets:
            Accounts receivable               (351,000)        34,000
            Income tax refunds receivable          ---        304,000
            Inventories                        154,000       (260,000)
            Prepaid advertising costs          (59,000)      (178,000)
            Other                               (3,000)        43,000
          Increase (decrease) in
          operating liabilities:
            Accounts payable                   115,000        258,000
            Accrued expenses                   (48,000)       (26,000)
                                            ----------     ----------
       Net cash provided (used) by
       operating activities                     11,000        295,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment           (66,000)       (60,000)
  Cost incurred for video production               ---        (77,000)
                                            ----------     ----------
     Net cash provided (used) by
     investing activities                      (66,000)      (137,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and
     long term debt                            170,000        264,000
  Payments on notes payable and
     long term debt                           (151,000)      (370,000)
  Net proceeds from the sale of stock            4,000         22,000
                                            ----------     ----------
     Net cash provided (used) by
       financing activities                     23,000        (84,000)
                                            ----------     ----------

NET INCREASE (DECREASE) IN CASH                (32,000)        74,000

Cash, at beginning of period                   107,000        146,000
                                            ----------     ----------

Cash, at end of period                     $    75,000    $   220,000
                                            ==========     ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
     Interest                              $    61,000    $   144,000
                                            ==========     ==========
     Income taxes                          $       ---    $       ---
                                            ==========     ==========

                           AMERICAN  EDUCATIONAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
                           ---------------------------------------------------------
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                ----------------------------------------------
                                    JANUARY 1, 1997 THROUGH MARCH 31, 1997
                                                  (UNAUDITED)
                                    COMMON STOCK           Additional
                               Number                         Paid
                                 of           Common           in         (Accumulated
                               Shares          Stock         Capital        Deficit)         Total
                            ------------   ------------   ------------    ------------   ------------
See Note 3
Balance as of
January 1, 1997                  915,400    $    46,000    $ 6,468,000   $ (2,346,000)   $ 4,168,000

Sale of common stock under
  the employee stock
  purchase plan                      850            ---          4,000            ---          4,000

Net loss                             ---            ---            ---        (55,000)       (55,000)

Balance as of
March 31, 1997                   916,250    $    46,000    $ 6,472,000   $ (2,401,000)   $ 4,117,000


           AMERICAN  EDUCATIONAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
           ---------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (UNAUDITED)


Note 1 -- Presentation
----------------------
In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of December 31, 1996 and March 31, 1997, and the results of operations for the three months ended March 31, 1997 and 1996. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


Note 2 -- Notes Payable and Long Term Debt
------------------------------------------
The Company has a $1,500,000 revolving line of credit (LOC) pursuant to a loan agreement which expires April 30, 1997. Borrowing under this line of credit bears interest at the prime rate plus 2% (totaling 10.5% as of March 31, 1997). Interest is payable monthly. The principal balance was $1,250,000 at March 31, 1997. The amounts available to be borrowed under the agreement are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. In addition, the loan agreement contains covenants which restrict the payment of dividends and requires, among other things, that the Company achieve certain operating income levels. As of March 31, 1997, the Company was in compliance with all of the requirements.

The Company's primary lender has also extended credit under various term loan agreements. The term loan agreements have a final maturity date of January 31, 1998, at which time a final "balloon" payment will be due. The line of credit and the term loans are collateralized by substantially all of the Company's assets.

As of and subsequent to March 31, 1997, the Company was negotiating with its lender to extend the maturity dates of the debt and increase the amount of credit available. Preliminary agreement has been reached on a credit facility that would expire in the year 2000. It is anticipated that final agreement will be reached during the second quarter. Accordingly, the primary lender has extended the expiration date of the LOC to accommodate the ongoing negotiations.


Note 3 -- Stockholders' equity and retroactive adjustment
---------------------------------------------------------
On April 4, 1997, the Company's shareholders approved a one-for-five (1-for-5) reverse split of its $0.01 par value common stock. The reverse split became effective on April 22, 1997. As of that date, the par value of the Company's common stock was increased to $0.05 per share and the number of common shares outstanding was reduced from 4,581,000 to 916,250.

The reverse split has been shown in the accompanying financial statements as a retroactive adjustment giving effect to the split for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition and results of operation for American Educational Products, Inc. and Subsidiaries ("AMEP" or the "Company"). AMEP currently has two operating subsidiaries: Hubbard Scientific, Inc. ("Hubbard") and Scott Resources, Inc. ("Scott"). As discussed below, the Company recently sold the operating assets of its wholly-owned subsidiary, AEP Media Corporation, d.b.a. Churchill Media ("Churchill").

Effective June 17, 1996, AMEP sold the assets of Churchill for a cash payment of $1,000,000 plus future royalties. Accordingly, the operating results of Churchill were consolidated with the Company only through June 17, 1996.

Comparisons between 1997 and 1996 are affected by this divestiture.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in this quarterly report.


LIQUIDITY AND CAPITAL RESOURCES -- MARCH 31, 1997, COMPARED TO DECEMBER 31,
1996
---------------------------------------------------------------------------

The Company's lack of liquidity continued during the first quarter of 1997.
As a result, the Company continued its efforts to reduce expenditures and conserve cash. Those efforts resulted in decreased raw material purchases and decreased operating expenses. It is believed that these actions reduced the severity of the liquidity shortfall experienced by the Company.

Nevertheless, the Company was unable to make timely payments to its trade creditors during this period. Some creditors have responded by granting the Company extended credit terms. Other creditors have placed the Company on "credit hold" and refuse to ship to the Company without an advance payment. Those actions make it more difficult to conduct business.

To further improve its capital resources in 1997, the Company commenced negotiations with its lender to increase available borrowings. A tentative agreement has been reached under which additional amounts could be borrowed to fund inventory purchases and the final maturity dates of all borrowings would be extended until the year 2000. It is anticipated that future principal payments required under the agreement will approximate $100,000 per quarter. The Company anticipates that the agreements will be finalized during the second quarter of fiscal 1997.

During 1996, management devoted considerable time and effort to reducing the Company's borrowings and improving its financial condition. It is believed that the funds available to the Company are sufficient to allow its continued operation. However, it is still unable to make all payments on a timely basis and this trend is expected to continue until the Company is profitable.
Should the Company fail to achieve consistently profitable operations, it will need to sell additional assets or obtain additional financing. There are no guarantees that it can accomplish those objectives.

The Company reported a 67% working capital decrease during the first quarter of 1997. To a great extent, this decrease reflects the reclassification of $609,000 of debt from non-current liabilities in recognition of the balloon payment due in January, 1998. As reported, current assets of $3,860,000 increased by $212,000 from December 31, 1996 and current liabilities increased by $993,000 from $2,481,000 to $3,474,000. As a result, working capital decreased from $1,167,000 to $386,000 and the current ratio fell from 1.5 to
1.1. Since the Company anticipates refinancing its long term debt to obtain a final maturity date of April 30, 2000, it is also useful to calculate working capital amounts on a pro-forma basis as if $609,000 had been classified as a non-current liability as of March 31, 1997. On a pro-forma basis, working capital would have decreased 15% from $1,167,000 to $995,000 and the current ratio would have declined from 1.5 to 1.3. This decrease is considered normal for the first quarter given the seasonal nature of the Company's business. In comparison, working capital at March 31, 1996, was $404,000 and the current ratio was 1.1.

Total assets remained virtually unchanged, increasing by $35,000 from $7,556,000 at December 31, 1996, to $7,591,000 at March 31, 1997. During the
same period, total liabilities increased from $3,388,000 to $3,474,000, an increase of 3%. Stockholders' equity decreased $51,000, or 1%, from $4,168,000 to $4,117,000, primarily as a result of the net loss for the period.

Accounts receivable increased from $840,000 at December 31, 1996, to $1,189,000 at March 31, 1997, an increase of $349,000 or 42%. This increase is consistent with seasonal sales patterns under which March sales exceed December sales.

The royalty receivable of $117,000 as of March 31, 1997 results from the sale of Churchill and represents royalties expected to be received during the next twelve months.

Inventories decreased from $2,475,000 at the end of 1996 to $2,321,000 at March 31, 1997, a decrease of $154,000 or 6%. The Company worked diligently during the first quarter to reduce its inventory balances. Stricter purchasing controls were implemented to reduce raw material intake. These controls have resulted in more frequent purchases of smaller quantities, sometimes at higher per unit costs, compared to previous purchases. The Company continues to evaluate the optimum balance between purchase quantities and per unit costs.

Prepaid advertising costs increased from zero at December 31, 1996, to $59,000 at March 31, 1997. This increase is due to investment in the spring 1997 catalog program offset by partial amortization of this program.

Net property and equipment decreased from $2,681,000 at December 31, 1996, to $2,567,000 at March 31, 1997, a decrease of $112,000 or 4%. The decrease represents depreciation of $178,000 offset by net additions of $66,000.

Video and film library costs decreased from $512,000 at December 31, 1996, to $479,000 at March 31, 1997, a decrease of $33,000 or 6%. The decrease consists entirely of regular monthly amortization.

Intangible assets decreased from $361,000 at December 31, 1996, to $320,000 at March 31, 1997, a decrease of $41,000 or 11%. The decrease results from regular monthly amortization of the assets.

Other assets increased from $354,000 at December 31, 1996, to $363,000 at March 31, 1997. Other assets includes estimated royalties to be received in future years from the purchaser of Churchill in the amount of $318,000.

Accounts payable and accrued expenses increased by $67,000 from $973,000 at December 31, 1996, to $1,040,000 at March 31, 1997. The Company has not been able to make all payments to trade creditors in a timely fashion during the first three months of 1997. Although the Company believes that its ability to pay trade creditors on a timely basis will improve in the latter part of 1997, there are no guarantees that it will be able to do so.

At March 31, 1997, the Company had increased its borrowings under the working capital line of credit facility by $170,000 to reflect the increased needs and borrowing capacity generated by first quarter sales. As of and subsequent to March 31, 1997, the Company had borrowed substantially all funds available to it under the various borrowing agreements.

Long-term debt, including current maturities, decreased $151,000 as a result of normal monthly and quarterly long-term debt payments.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's short-term liquidity or capital resources.


RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

As previously discussed, the comparison of operating results for the first quarter of 1997 to the first quarter of 1996 is affected by the sale of Churchill in 1996.

The Company's revenues were $1,621,000 in the first quarter of 1997, a decrease of $426,000 or 21% from the same period 1996 revenues of $2,047,000. Churchill's impact on revenues during this period in 1996 was $501,000. After adjusting for Churchill, sales at Hubbard and Scott increased by $75,000 or 5% from first quarter 1996 sales of $1,546,000.

The cost of goods sold for the quarter ended March 31, 1997, was $1,110,000, a decrease of $86,000 or 7% from the same period 1996 amount of $1,196,000. Churchill's impact on cost of goods sold during this period in 1996 was $219,000.

Consolidated gross profits for the first quarter of 1997 were $511,000, a decrease of $340,000 or 40% from the same period 1996 gross profits of $851,000. Churchill's impact on consolidated gross profits during this period in 1996 was $282,000. After adjusting for Churchill, gross profits at Hubbard and Scott decreased by $58,000 from first quarter 1996 gross profits of $569,000. As a percentage of sales for Hubbard and Scott, the first quarter gross margin decreased from 37% in 1996 to 32% in 1997. The gross margin decrease is an area of concern for the Company. It was caused primarily by low utilization of factory capacity during the quarter. Management made a concerted effort to reduce inventories during the period. This decision resulted in actual factory production levels less than planned and significantly less than capacity. The Company incurs certain operating expenses, such as depreciation, occupancy, and indirect personnel costs each period. When production levels are lower than normal, such costs are not applied to inventory and the result is an unfavorable cost variance in cost of sales. Since second and third quarter production is scheduled to be greater than the first quarter, the Company believes that the gross margin percent will improve during those quarters. The reader is reminded that the actual gross margin percent is sensitive to actual production levels and can vary significantly between periods.

The advertising component of marketing costs for the first quarter of 1997 was $10,000, a decrease of $14,000 or 58% from the same period 1996 cost of $24,000. Churchill's advertising costs for the first quarter of 1996 were $19,000. After adjusting for Churchill, advertising costs as percent of sales at Hubbard and Scott were less than 1% of sales in the first three months of both 1997 and 1996. Hubbard and Scott produce direct mail catalogs featuring their manufactured products.

Other marketing costs for the first quarter of 1997 were $185,000, a decrease of $349,000 or 65% from the same period 1996 cost of $534,000. Churchill's other marketing costs for the first quarter of 1996 were $252,000. After adjusting for Churchill, other marketing costs as a percentage of sales at Hubbard and Scott were 11% in the first three months of 1997, and 18% in the first three months of 1996.

General and administrative expenses were $308,000, a decrease of $49,000 or 14% from the first quarter 1996 G & A expense of $357,000. Churchill's G & A expense for the first quarter of 1996 was $67,000. After adjusting for Churchill, G & A costs as a percent of Hubbard and Scott sales were 19% in the first quarter of both 1997 and 1996. During 1996, G & A expenses were reduced by $100,000 to reflect proceeds received from a litigation settlement. Had the Company not recognized those proceeds in 1996, G & A expenses would have been $390,000, or 25% of sales, at Hubbard and Scott.

Total operating costs decreased 45% from $915,000 in the first three months of 1996 to $503,000 in the first three months of 1997. Churchill's total operating costs during this period in 1996 were $338,000. After adjusting for Churchill, operating costs as a percentage of Hubbard and Scott sales approximated 31% in 1997 and 37% in 1996.

Interest expense decreased from $137,000 in the first quarter of 1996 to $63,000 in the first quarter of 1997, a decrease of $74,000 or 54%. The decreased interest expense is the result of lower debt levels made possible by proceeds from the sale of Churchill assets.

The Company did not recognize any income tax benefit or expense for the first quarter of 1997. During preceding quarters, all income tax liabilities had been offset against operating losses. The Company has net operating loss carryovers of approximately $4,100,000 available for income tax purposes. Subject to certain restrictions imposed by the Internal Revenue Code, the Company will be able to offset those carryforwards against future taxable income, if any, and will be able to record a benefit from those carryforwards when they appear to be realizable.

The net loss for the first quarter of 1997 was $55,000, compared with a net loss of $201,000 in the same period of 1996. After giving effect to the 1-for-5 reverse stock split, the loss per share was $0.06 for the first quarter of 1997, compared to a loss per share of $0.24 for the first quarter of 1996.

Inflation has not had any material effect on the Company's operations during 1997. The Company attempts to reduce the impact of cost increases through design changes and improved factory efficiencies. There is no guarantee that it will be successful in these attempts.

The Company historically has experienced significant seasonality in its sales primarily due to the purchasing cycle of educational institutions. Typically, the first and fourth fiscal quarters each generate approximately 20% of annual sales, with the second and third fiscal quarters each generating approximately 30% of annual sales. This distribution of sales is likely to continue throughout 1997.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          No legal proceedings have been filed on behalf of or against the Company nor have any claims been made.

ITEM 2.   CHANGES IN SECURITIES

          See Item 4 below.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 4, 1997, the Company held a Special Meeting of Shareholders (the "Meeting"), to vote upon the following matter:

          The adoption and approval of a reverse split of the issued and outstanding shares of the Company's Common Stock and issued and outstanding options, warrants, and other rights convertible into shares of Common Stock of up to one-for-five (1-for-5) at the future discretion and subject to the determination of the Board of Directors (the "Reverse Stock Split"). The results of the vote at the Meeting were:

                  For              Against             Abstain
               ---------           -------             -------
               2,398,439           208,935             169,074

          On April 22, 1997, the one-for-five Reverse Stock Split became effective.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:  None.

          Reports on Form 8-K:  None

                                   SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN EDUCATIONAL PRODUCTS, INC.


Dated:     May 15, 1997                 By:  /s/ Clifford C. Thygesen
          -------------------                -------------------------
                                             Clifford C. Thygesen, President




Dated:     May 15, 1997                 By:  /s/ Frank L. Jennings
          -------------------                -------------------------
                                             Frank L. Jennings, Chief
                                             Financial Officer and
                                             Vice President of Finance