Form 10QSB
period 1997-06-30
AMERICAN EDUCATIONAL PRODUCTS INC
filed 1997-08-19
CIK 790069

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

             [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1997

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

As of July 31, 1997 the Company had 916,872 shares of its $.05 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]
No [ X ]

                                        INDEX

                           PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                          Page
                                                                       ----

     Consolidated Balance Sheets as of June 30, 1997
     and December 31, 1996                                                2

     Consolidated Statements of Operations for the
     three months and six months ended June 30, 1997
     and June 30, 1996                                                    3

     Consolidated Statements of Cash Flows for the
     three months and six months ended June 30, 1997
     and June 30, 1996                                                    5

     Consolidated Statement of Stockholders' Equity from
     January 1, 1997 through June 30, 1997                                6

     Notes to Consolidated Financial Statements                           7



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources                                      9

     Results of Operations                                               12


                            PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                              17

ITEM 2.   CHANGES IN SECURITIES                                          17

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            17

ITEM 5.   OTHER INFORMATION                                              17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               17

                AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                      AS OF JUNE 30, 1997 AND DECEMBER 31, 1997
                                                  June 30,            June 30,
                                                    1997                1996
                                                 (Unaudited)
                                                -------------       ------------
                   ASSETS
                   ------
CURRENT ASSETS
   Cash                                         $    115,000        $   107,000
   Trade receivables, net of allowance
      of $55,000 and $64,000                       1,832,000            840,000
   Royalty receivable                                133,000            144,000
   Inventories                                     2,421,000          2,475,000
   Prepaid advertising costs                          37,000                 -
   Other                                             131,000             82,000
                                                 ------------       ------------
      TOTAL CURRENT ASSETS                         4,669,000          3,648,000

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $3,692,000 and
   $3,327,000, respectively                        2,454,000          2,681,000

VIDEO LIBRARY, net of accumulated amortiza-
   tion of $510,000 and $443,000, respectively       445,000            512,000

INTANGIBLE ASSETS, net                               279,000            361,000

OTHER ASSETS                                         307,000            354,000
                                                 ------------       ------------
TOTAL ASSETS                                    $  8,154,000        $ 7,556,000
                                                =============       ============
    LIABILITIES AND STOCKHOLDERS' EQUITY
     -----------------------------------
CURRENT LIABILITIES
   Note payable                                 $  2,780,000        $ 1,080,000
   Current maturities of long term debt                   -             428,000
   Accounts payable                                  734,000            752,000
   Accrued expenses                                  220,000            221,000
                                                 ------------       ------------
      TOTAL CURRENT LIABILITIES                    3,734,000          2,481,000

LONG TERM DEBT, less current maturities                   -             907,000

COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 50,000,000
      shares authorized; none issued or outstanding                 -           -
   Common stock; $0.05 par value;
      100,000,000 shares authorized;
      916,298 and 915,449 shares issued
      and outstanding, see Note 3                     46,000             46,000
   Additional paid in capital                      6,472,000          6,468,000
   Accumulated deficit                            (2,098,000)        (2,346,000)
                                                 ------------       ------------
      TOTAL STOCKHOLDERS' EQUITY                   4,420,000          4,168,000
                                                ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  8,154,000        $ 7,556,000
                                                ============        ============
/TABLE

              AMERICAN  EDUCATIONAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                     (UNAUDITED)

                                                  June 30,            June 30,
                                                    1997                1996
                                                ------------        ------------
INCOME:
   Net sales                                    $  2,544,000        $ 2,514,000
   Cost of goods sold                              1,521,000          1,666,000
                                                ------------        ------------
      Gross profit                                 1,023,000            848,000

OPERATING EXPENSES:
   Advertising and catalog costs                      22,000            108,000
   Other marketing                                   223,000            566,000
                                                ------------        ------------
      Total marketing                                245,000            674,000

   General and administrative                        380,000            400,000
                                                ------------        ------------
      Total operating expenses                       625,000          1,074,000
                                                ------------        ------------
OPERATING INCOME (LOSS)                              398,000           (226,000)

OTHER INCOME (EXPENSE):
   Loss on sale of division                                -           (384,000)
   Interest expense                                  (95,000)          (120,000)
                                                ------------        ------------
      Net other income (expense)                     (95,000)          (504,000)
                                                ------------        ------------

INCOME BEFORE INCOME TAXES                           303,000           (730,000)

   Income tax benefit (expense)                            -                  -
                                                ------------        ------------
NET INCOME (LOSS)                               $    303,000        $  (730,000)
                                                ============        ============

Net income (loss) per common share and
   common share equivalent, see Note 3          $       0.33        ($     0.88)
                                                ============        ============
Average number of common and common
   equivalent shares outstanding,
   see Note 3                                        918,000            834,000
                                                ============        ============

                AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                     (UNAUDITED)
                                                  June 30,            June 30,
                                                    1997                1996
                                                ------------        ------------
INCOME:
   Net sales                                    $  4,165,000        $ 4,562,000
   Cost of goods sold                              2,632,000          2,862,000
                                                ------------        ------------
      Gross profit                                 1,533,000          1,700,000

OPERATING EXPENSES:
   Advertising and catalog costs                      32,000            132,000
   Other marketing                                   408,000          1,099,000
                                                ------------        ------------
      Total marketing                                440,000          1,231,000

   General and administrative                        688,000            759,000
                                                ------------        ------------
      Total operating expenses                     1,128,000          1,990,000
                                                ------------        ------------
OPERATING INCOME (LOSS)                              405,000           (290,000)

OTHER INCOME (EXPENSE):
   Loss on sale of division                                -           (384,000)
   Interest expense                                 (157,000)          (257,000)
                                                ------------        ------------
      Net other income (expense)                    (157,000)          (641,000)
                                                ------------        ------------
INCOME (LOSS) BEFORE INCOME TAXES                    248,000           (931,000)

   Income tax benefit (expense)                            -                  -
                                                ------------        ------------
NET INCOME (LOSS)                               $    248,000        $  (931,000)
                                                ============        ============

Net income (loss) per common share and
   common share equivalent, see Note 3          $       0.27        ($     1.12)
                                                ============        ============
Average number of common and common
   equivalent shares outstanding,
   see Note 3                                        917,000            833,000
                                                     ========           ========
/TABLE

                AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                     (Unaudited)

                                                     June 30,           June 30,
                                                       1997               1996
                                                   -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                               $     248,000      $    (931,000)
   Adjustments to reconcile net income
    (loss) to cash provided by
    operating activities:
      Depreciation                                       365,000            361,000
      Amortization                                       150,000            241,000
      Bad debt expense                                     5,000              6,000
      Loss on sale of division                                 -            384,000
      Changes in operating assets and
      liabilities:
       Decrease (increase) in operating assets:
          Accounts receivable                           (997,000)            64,000
          Income tax refunds receivable                        -            304,000
          Inventories                                     54,000           (158,000)
          Prepaid advertising costs                      (37,000)          (209,000)
          Other                                            8,000             35,000
       Increase (decrease) in operating
       liabilities:
          Accounts payable                               (18,000)           202,000
          Accrued expenses                                (1,000)          (417,000)
                                                   -------------      -------------
      Net cash provided (used) by operating
      activities                                        (223,000)          (118,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                -          1,000,000
   Purchase of property and equipment                   (138,000)          (107,000)
   Cost incurred for video production                          -           (136,000)
   Other                                                       -             31,000
                                                   -------------      -------------
      Net cash provided (used) by investing
      activities                                        (138,000)           788,000

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable and long
      term debt                                        1,275,000            974,000
   Payments on notes payable and long-term
   debt                                                 (910,000)        (1,733,000)
   Net proceeds from the sale of stock                     4,000             28,000
                                                   -------------      -------------
      Net cash provided (used) by financing
      activities                                         369,000           (731,000)
                                                   -------------      -------------
NET INCREASE (DECREASE) IN CASH                            8,000            (61,000)

Cash, at beginning of period                             107,000            146,000
                                                   -------------      -------------
Cash, at end of period                             $     115,000      $      85,000
                                                   ============       ============

                                  AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          JANUARY 1, 1997 THROUGH JUNE 30, 1997
                                                       (UNAUDITED)
                                        COMMON STOCK
                                  -------------------------      Additional
                                   Number                           Paid
                                     of           Common             in          (Accumulated
                                   Shares          Stock           Capital         Deficit)          Total
                                  --------       ---------       -----------     -------------    -----------
Balance as of
January 1, 1997,
as adjusted, see Note 3            915,449       $  46,000       $ 6,468,000     $ (2,346,000)    $ 4,168,000

Sale of common stock
under the employee stock
purchase plan                          849               -             4,000               -            4,000

Net income                               -               -                 -         248,000          248,000
                                   -------      ----------       ------------    ------------     -----------
Balance as of
June 30, 1997                      916,298       $  46,000       $ 6,472,000     $ (2,098,000)    $ 4,420,000
                                   =======       =========       ===========     =============    ===========


              AMERICAN  EDUCATIONAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


Note 1 -- Presentation
----------------------
In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of June 30, 1997, and the results of operations for the three months and the six months ended June 30, 1997 and 1996. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.



Note 2 -- Notes Payable and Long Term Debt
------------------------------------------
During the second quarter, the Company negotiated a $2,800,000 revolving line of credit (LOC) pursuant to a loan agreement which expires April 30, 2000. Borrowing under this line of credit bears interest at a floating rate plus 3% (totaling 11.5% as of June 30, 1997). Interest is payable monthly. The LOC requires minimum monthly principal payments of $20,000. The principal balance was $2,780,000 at June 30, 1997. Certain amounts available to be borrowed under the agreement are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. Other amounts available to be borrowed under the agreement are derived from a borrowing base related to all other assets. The LOC is collateralized by substantially all of the Company's assets.

Although the LOC has a scheduled maturity date of April 30, 2000, the loan documents contain a demand provision under which repayment of the entire outstanding balance can be demanded at any time. As a result, the entire balance has been classified as a current liability.



Note 3 -- Stockholders' equity and retroactive adjustment
---------------------------------------------------------
On April 4, 1997, the Company's shareholders approved a one-for-five (1-for-5) reverse split of its $0.01 par value common stock. The reverse split became effective on April 22, 1997. As of that date, the par value of the Company's common stock was increased to $0.05 per share and the number of common shares outstanding was reduced from 4,580,794 to 916,298.

The reverse split has been shown in the accompanying financial statements as a retroactive adjustment giving effect to the split for all periods presented.



Note 4 -- Stockholders' Equity, Options and Warrants
----------------------------------------------------
During the first six months of 1997, the Company issued 52,700 options to purchase common stock to its key employees and directors. The options have an exercise price equal to 100% of the market value of the common stock at the date of the grant. Also during 1997, the Board of Directors approved amendments to 99,400 outstanding options and 78,000 outstanding warrants under which the exercise price was adjusted to reflect 100% of the market value of the common stock at the date of amendment. The following is a summary of the number of shares under option:

                                            Number of Shares
                                  -------------------------------------
                                 Incentive    Non-Qualified                Weighted
                                   Stock          Stock                     Average
                                  Option         Option                    Exercise
                                   Plan           Plan          Total        Price
                                 ---------      ---------     ---------    --------
Balance, December 31, 1996        53,200          48,500       101,700      $7.90

  Options granted                 28,200          24,500        52,700       3.88
  Options exercised                    0               0             0        --
  Options terminated             (52,200)        (48,500)     (100,700)      6.64
  Options amended                 50,900          48,500        99,400       4.50
                                 --------        --------     ---------     -----
Balance, June 30, 1997            80,100          73,000       153,100      $4.29
                                  ======          ======       =======


As of June 30, 1997, the Company has outstanding warrants to purchase 102,000 shares of the Company's Common Stock at exercise prices ranging from $4.50 to $22.00 per share. The warrants will expire as follows: 24,000 in 1997 and 78,000 in 1999.

During its meeting on June 2, 1997, the Board of Directors approved a warrant dividend to existing shareholders. The warrant dividend consists of one warrant for each share of common stock owned by shareholders of record on June 5, 1997. Each warrant entitles its holder for a period of three years to purchase one additional share of the Company's common stock at an exercise price of $10.00 per share. No voting rights have been attached to the warrant. The Company retains the right to redeem the warrants upon 30 days notice for a redemption price of $0.01 per warrant in the event that public trading of the Company's common stock equals or exceeds 110% of the then current exercise price of the warrant for twenty consecutive days. During the third quarter of 1997, the Company intends to file a registration statement with the Securities and Exchange Commission under the Securities Act of 1933 regarding the warrant dividend. The warrants will be issued immediately after the effective date of the registration statement.

                             FORWARD-LOOKING STATEMENTS

  In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

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


LIQUIDITY AND CAPITAL RESOURCES -- JUNE 30, 1997 COMPARED TO DECEMBER 31, 1996
------------------------------------------------------------------------------

During 1997, the Company continued to improve its liquidity and financial condition. Profitable operations during the first six months provided positive cash flow that reduced the liquidity shortfall experienced by the Company in previous quarters. Net income plus depreciation and amortization provided cash flow of $663,000 during the first six months of the year.

In addition, the Company reached an agreement with Republic Acceptance Corporation on an arrangement that provides total financing up to $2,800,000, an increase of $300,000 from its previous financing arrangement with Colorado National Bank. As of June 30, 1997, the Company had borrowed substantially all amounts available to be borrowed under its new financing arrangement and had repaid all amounts due Colorado National Bank.

As a result of the positive cash flow and additional financing, the Company improved its ability to maintain acceptable credit relations with its vendors and suppliers. Nevertheless, the Company was unable to make timely payments to some of its trade creditors during this period. Some creditors have responded by granting the Company extended credit terms. Other creditors have placed the Company on "credit hold" and refuse to ship to the Company without an advance payment. Although those actions make it more difficult to conduct business, the Company believes it will substantially resolve those situations over the next several months and that such actions will not have a material adverse effect on the Company.

In April, 1997, shareholders approved a one for five reverse stock split of the Company's $0.01 par value common stock. The reverse split was effective on April 22, 1997. As a result, the number of outstanding shares was reduced from 4,577,000 to 916,000. The Company took the action because of a proposed rule change by the NASDAQ Stock Market that would eliminate NASDAQ trading of stocks priced below $1.00. Prior to the reverse split, AMEP stock had been priced at less than $1.00. Since the reverse split, AMEP stock has traded at prices ranging from $2.63 to $7.25.

During its meeting on June 2, 1997, the Board of Directors approved a warrant dividend to existing shareholders. The warrant dividend consists of one warrant for each share of common stock owned by shareholders of record on June 5, 1997. Each warrant entitles its holder for a period of three years to purchase one additional share of the Company's common stock at an exercise price of $10.00 per share. No voting rights have been attached to the warrant. The Company retains the right to redeem the warrants upon 30 days notice for a redemption price of $0.01 per warrant in the event that public trading of the Company's common stock equals or exceeds 110% of the then current exercise price of the warrant for twenty consecutive days. During the third quarter of 1997, the Company intends to file a registration statement with the Securities and Exchange Commission under the Securities Act of 1933 regarding the warrant dividend. The warrants will be issued immediately after the effective date of the registration statement.

The Board believes that the June stock price did not fully reflect the improvement in the Company's financial condition. The warrant dividend is a method to assist the shareholders in realizing full value for their holdings.

The financial actions noted above improved the Company's liquidity and capital resources. Its financial condition is not as precarious as noted in previous quarters. Nevertheless, there are no guarantees that the Company can continue to improve its finances. There are numerous factors, some of which are outside the control of management, that could have an adverse effect on the Company. Those factors include, but are not limited to, a deterioration in the overall health of the nation's economy, a change in school spending patterns, and competitive pressures. While the Company believes that the capital resources available to it are sufficient for its operations, a deterioration in its financial health could result in a need for additional capital. Management continually assesses the Company's need for capital resources. From time to time, the Company may evaluate and pursue additional sources of capital.

The Company reported a 20% working capital decrease during the first six months of 1997. To a great extent, this decrease reflects the reclassification of all long-term debt from non-current to current liabilities. Current assets of $4,669,000 increased by $1,021,000 from December 31, 1996 and current liabilities increased by $1,253,000 from $2,481,000 to $3,734,000. As a result, working capital decreased from $1,167,000 to $935,000 and the current ratio fell from 1.5 to 1.3. In comparison, working capital at June 30, 1996, was $697,000 and the current ratio was 1.2.

All long-term debt was classified as a current liability in conjunction with the new borrowing arrangement. Although the new borrowing arrangement has a final maturity date of April 30, 2000, it also contains a "demand" provision under which the lender has the right to demand repayment at any time. Even though the Company does not expect to repay the entire debt within the next twelve months, it is required to classify all "demand" debt as a current liability. The amount of debt reclassified as current was $873,000. That reclassification reduced working capital by $873,000 and reduced the current ratio from 1.6 to 1.3.

Total assets increased by $598,000 from $7,556,000 at December 31, 1996, to $8,154,000 at June 30, 1997, an increase of 8%. During the same period, total liabilities increased by $346,000 from $3,388,000 to $3,734,000, an increase of 10%. Stockholders' equity increased $252,000, or 6%, from $4,168,000 to $4,420,000, primarily as a result of the net income for the period.

Accounts receivable increased from $840,000 at December 31, 1996, to $1,832,000 at June 30, 1997, an increase of $992,000 or 118%. This increase is consistent with seasonal sales patterns under which second quarter sales exceed fourth quarter sales.

The royalty receivable of $133,000 as of June 30, 1997 results from the sale of Churchill and represents royalties expected to be received during the next twelve months.

Inventories decreased from $2,475,000 at the end of 1996 to $2,421,000 at June 30, 1997, a decrease of $54,000 or 2%. The Company worked diligently during the first six months of 1997 to reduce its inventory balances without compromising its ability to meet inventory requirements for the second and third quarters of the year. Stricter purchasing controls were implemented to reduce raw material intake. These controls have resulted in more frequent purchases of smaller quantities, sometimes at higher per unit costs, compared to previous purchases. The Company continues to evaluate the optimum balance between purchase quantities and per unit costs.

Prepaid advertising costs increased from zero at December 31, 1996, to $37,000 at June 30, 1997. This increase is due to investment in the spring 1997 catalog program offset by partial amortization of this program.

Net property and equipment decreased from $2,681,000 at December 31, 1996, to $2,454,000 at June 30, 1997, a decrease of $227,000 or 9%. The decrease represents depreciation of $365,000 offset by net additions of $138,000.

Video and film library costs decreased from $512,000 at December 31, 1996, to $445,000 at June 30, 1997, a decrease of $67,000 or 13%. The decrease consists entirely of regular monthly amortization.

Intangible assets decreased from $361,000 at December 31, 1996, to $279,000 at June 30, 1997, a decrease of $82,000 or 23%. The decrease results from regular monthly amortization of the assets.

Other assets decreased from $354,000 at December 31, 1996, to $307,000 at June 30, 1997. Other assets includes estimated royalties to be received in future years from the purchaser of Churchill in the amount of $279,000.

Accounts payable and accrued expenses decreased by $19,000 from $973,000 at December 31, 1996, to $954,000 at June 30, 1997. The Company has not been able to make all payments to trade creditors in a timely fashion during the first six months of 1997, though its ability to do so improved toward the end of the second quarter. Although the Company believes that its ability to pay trade creditors on a timely basis will continue to improve during the remainder of 1997, there are no guarantees that this trend will continue.

At June 30, 1997, the Company had increased its borrowings under its working capital line of credit facility by $1,700,000 to reflect the increased needs and borrowing capacity generated by second quarter sales and to reflect its new borrowing arrangement.

Long-term debt, excluding current maturities, decreased $907,000 as a result of both normal long-term debt payments during 1997 and reclassification of all debt to current liabilities as a result of the new borrowing agreement.

As a whole, total borrowings increased $365,000 during the first six months of 1997. As of and subsequent to June 30, 1997, the Company had borrowed substantially all funds available to it under the various borrowing agreements.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's short-term liquidity or capital resources.


RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996
--------------------------------------------------------------------------

As previously discussed, the comparison of operating results for the second quarter of 1997 to the second quarter of 1996 is affected by the sale of Churchill in 1996.

The Company's revenues were $2,544,000 in the second quarter of 1997, an increase of $30,000 or 1% from the same period 1996 revenues of $2,514,000. Churchill's impact on revenues during this period in 1996 was $364,000. After adjusting for Churchill, sales at Hubbard and Scott increased by $394,000 or 18% from second quarter 1996 sales of $2,150,000.

The cost of goods sold for the quarter ended June 30, 1997, was $1,521,000, a decrease of $145,000 or 9% from the same period 1996 amount of $1,666,000. Churchill's impact on cost of goods sold during this period in 1996 was $188,000. After adjusting for Churchill, cost of goods sold at Hubbard and Scott increased by $43,000 or 3% from second quarter 1996 cost of goods sold of $1,478,000.

Consolidated gross profits for the second quarter of 1997 were $1,023,000, an increase of $175,000 or 21% from the same period 1996 gross profits of $848,000. Churchill's impact on consolidated gross profits during this period in 1996 was $176,000. After adjusting for Churchill, gross profits at Hubbard and Scott increased by $351,000 from second quarter 1996 gross profits of $672,000. As a percentage of sales for Hubbard and Scott, the second quarter gross margin increased from 31% in 1996 to 40% in 1997.

Actual gross margin percent is sensitive to actual production levels and can vary significantly between periods. The Company incurs certain operating expenses, such as depreciation, occupancy, and indirect personnel costs each period. When production levels are low, such costs are not applied to inventory and the result is an unfavorable cost variance in cost of sales. Similarly, when production levels are high, such costs are applied to inventory and the result is a favorable cost variance in cost of sales.
During the second quarter of 1997, production levels were higher than those of the second quarter of 1996, resulting in improved margins.

The advertising component of marketing costs for the second quarter of 1997 was $22,000, a decrease of $86,000 or 80% from the same period 1996 cost of $108,000. Churchill's advertising costs for the second quarter of 1996 were $39,000. After adjusting for Churchill, advertising costs as percent of sales at Hubbard and Scott were 1% of sales in the second quarter of 1997 and 3% of sales in the second quarter of 1996. Hubbard and Scott produce direct mail catalogs featuring their manufactured products. In 1997, the Company chose to reduce its catalog mailing program as one of its cash conservation measures.

Other marketing costs for the second quarter of 1997 were $223,000, a decrease of $343,000 or 61% from the same period 1996 cost of $566,000. Churchill's other marketing costs for the second quarter of 1996 were $225,000. After adjusting for Churchill, other marketing costs as a percentage of sales at Hubbard and Scott were 9% in the second quarter of 1997, and 16% in the second quarter of 1996. This expense reduction results from restructuring the marketing group whereby the number of marketing personnel and marketing programs were decreased.

General and administrative expenses were $380,000, a decrease of $20,000 or 5% from the second quarter 1996 G & A expense of $400,000. Two items effect the comparability of 1997 to 1996. First, Churchill's G & A expense for the second quarter of 1996 was $70,000. Secondly, G & A expenses for 1996 were reduced by $70,000 to reflect favorable settlement of a royalty dispute.
After adjusting for Churchill and the settlement, G & A costs as a percent of Hubbard and Scott sales were 15% in the second quarter of 1997 and 19% in the second quarter of 1996.

Total operating costs decreased 42% from $1,074,000 in the second quarter of 1996 to $625,000 in the second quarter of 1997. Churchill's total operating costs during this period in 1996 were $334,000. After adjusting for Churchill, operating costs as a percentage of Hubbard and Scott sales approximated 25% in the second quarter of 1997 and 34% during the same period in 1996.

Interest expense decreased from $120,000 in the second quarter of 1996 to $95,000 in the second quarter of 1997, a decrease of $25,000 or 21%. The decreased interest expense is the result of lower debt levels made possible by proceeds from the sale of Churchill assets and certain real estate.

The Company did not recognize any income tax expense for the second quarter of 1997. During preceding quarters, all income tax liabilities had been offset against operating losses. The Company has net operating loss carryovers of approximately $4,100,000 available for income tax purposes. Subject to certain restrictions imposed by the Internal Revenue Code, the Company will be able to offset those carryforwards against future taxable income, if any, and will be able to record a benefit from those carryforwards when they appear to be realizable. For 1997, it appears that the carryover will allow the Company to eliminate substantially all income tax expense that might be incurred.

Net income for the second quarter of 1997 was $303,000, compared with a net loss of $730,000 in the same period of 1996. The loss in 1996 included $384,000 related to the loss on the sale of Churchill assets. After giving effect to the 1-for-5 reverse stock split, the income per share was $0.33 for the second quarter of 1997, compared to a loss per share of $0.88 for the second quarter of 1996.

Inflation has not had any material effect on the Company's operations during 1997. The Company attempts to reduce the impact of cost increases through design changes, improved factory efficiencies, and sales price increases. There is no guarantee that it will be successful in these attempts.

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


RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996
-----------------------------------------------------------------------------

As previously discussed, the comparison of operating results for the first half of 1997 to the first half of 1996 is affected by the sale of Churchill in 1996.

The Company's revenues were $4,165,000 in the first half of 1997, a decrease of $397,000 or 9% from the same period 1996 revenues of $4,562,000. Churchill's impact on revenues during this period in 1996 was $866,000. After adjusting for Churchill, sales at Hubbard and Scott increased by $469,000 or 13% from the same period 1996 sales of $3,696,000.

The cost of goods sold for the six months ended June 30, 1997, was $2,632,000, a decrease of $230,000 or 8% from the same period 1996 amount of $2,862,000. Churchill's impact on cost of goods sold during this period in 1996 was $407,000. After adjusting for Churchill, cost of goods sold at Hubbard and Scott increased by $177,000 or 7% from same period cost of goods sold of $2,455,000.

Consolidated gross profits for the first six months of 1997 were $1,533,000, a decrease of $167,000 or 10% from the same period 1996 gross profits of $1,700,000. Churchill's impact on consolidated gross profits during this period in 1996 was $459,000. After adjusting for Churchill, gross profits at Hubbard and Scott increased by $292,000 or 24% over same period 1996 gross profits of $1,241,000. As a percentage of sales for Hubbard and Scott, gross margin increased from 34% in the first six months of 1996 to 37% in the first six months of 1997.

Actual gross margin percent is sensitive to actual production levels and can vary significantly between periods. The Company incurs certain operating expenses, such as depreciation, occupancy, and indirect personnel costs each period. When production levels are low, such costs are not applied to inventory and the result is an unfavorable cost variance in cost of sales. Similarly, when production levels are high, such costs are applied to inventory and the result is a favorable cost variance in cost of sales. During the first half of 1997, production levels were slightly higher than those of the first half of 1996, resulting in improved margins.

The advertising component of marketing costs for the first six months of 1997 was $32,000, a decrease of $100,000 or 76% from the same period 1996 cost of $132,000. Churchill's advertising costs for the first six months of 1996 were $58,000. After adjusting for Churchill, advertising costs as percent of sales at Hubbard and Scott were less than 1% of sales in the first six months of 1997 and 2% of sales in the first six months of 1996. Hubbard and Scott produce direct mail catalogs featuring their manufactured products. In 1997, the Company chose to reduce its catalog mailing program as one of its cash conservation measures.

Other marketing costs for the first six months of 1997 were $408,000, a decrease of $691,000 or 63% from the same period 1996 cost of $1,099,000. Churchill's other marketing costs for the first six months of 1996 were $476,000. After adjusting for Churchill, other marketing costs as a percentage of sales at Hubbard and Scott were 10% in the first six months of 1997, and 17% in the first six months of 1996. This expense reduction results from restructuring the marketing group whereby the number of marketing personnel and marketing programs were decreased.

General and administrative expenses were $688,000, a decrease of $71,000 or 9% from the second quarter 1996 G & A expense of $759,000. Churchill's G & A expense for the first six months of 1996 was $139,000.. During 1996, the amounts reported as G & A expenses were reduced by $170,000 to reflect favorable settlement of two disputes. Adjusting 1996 expenses for those settlements indicates that G & A expense declined by $102,000 from 1996 to 1997. Had the Company not recognized those proceeds in 1996, G & A expenses would have been $790,000, or 21%, of sales in the first six months of 1996 at Hubbard and Scott. After adjusting for Churchill and the settlements, G & A costs as a percent of Hubbard and Scott sales were 17% in the first six months of 1997 and 21% in the first six months of 1996.

Total operating costs decreased 43% from $1,990,000 in the first six months of 1996 to $1,128,000 in the first six months of 1997. Churchill's total operating costs during this period in 1996 were $673,000. After adjusting for Churchill, operating costs as a percentage of Hubbard and Scott sales approximated 27% in the first six months of 1997 and 36% during the same period of 1996.

Interest expense decreased from $257,000 in the first six months of 1996 to $157,000 in the first six months of 1997, a decrease of $100,000 or 39%. The decreased interest expense is the result of lower debt levels made possible by proceeds from the sale of Churchill assets and certain real estate.

The Company did not recognize any income tax expense for the first half of 1997. During preceding quarters, all income tax liabilities had been offset against operating losses. The Company has net operating loss carryovers of approximately $4,100,000 available for income tax purposes. Subject to certain restrictions imposed by the Internal Revenue Code, the Company will be able to offset those carryforwards against future taxable income, if any, and will be able to record a benefit from those carryforwards when they appear to be realizable. For 1997, it appears that the carryover will allow the Company to eliminate substantially all income tax expense that might be incurred.

Net income for the first six months of 1997 was $248,000, compared with a net loss of $931,000 in the same period of 1996. The loss in 1996 included $384,000 related to the loss on the sale of Churchill assets. After giving effect to the 1-for-5 reverse stock split, the income per share was $0.27 for the first six months of 1997, compared to a loss per share of $1.12 for the first six months of 1996.

Inflation has not had any material effect on the Company's operations during 1997. The Company attempts to reduce the impact of cost increases through design changes, improved factory efficiencies, and sales price increases. There is no guarantee that it will be successful in these attempts.

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

ITEM 2.   CHANGES IN SECURITIES

     1.   Reverse Stock Split -- See Item 4 below.

     2. Warrant Dividend -- During its meeting on June 2, 1997. the Board of Directors approved a warrant dividend to existing shareholders. The warrant dividend consists of one warrant for each share of common stock owned by shareholders of record on June 5, 1997. Each warrant entitles its holder for a period of three years to purchase one additional share of the Company's common stock at an exercise price of $10.00 per share. No voting rights have been attached to the warrant. The Company retains the right to redeem the warrants upon 30 days notice for a redemption price of $0.01 per warrant in the event that public trading of the Company's common stock equals or exceeds 110% of the then current exercise price of the warrant for twenty consecutive days. During the third quarter of 1997, the Company intends to file a registration statement with the Securities and Exchange Commission under the Securities Act of 1933 regarding the warrant dividend. The warrants will be issued immediately after the effective date of the registration statement.

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

          Exhibits:

               Exhibit No. 27 - Financial Data Schedule

          Reports on Form 8-K:  None

                                      SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN EDUCATIONAL PRODUCTS, INC.



Dated:      August 19, 1997                By: /s/ Clifford C. Thygesen
          -------------------                  --------------------------------
                                                 Clifford C. Thygesen, President




Dated:      August 19, 1997                By: /s/ Frank L. Jennings
          -------------------                  -------------------------------
                                                 Frank L. Jennings, Chief
                                                 Financial Officer and Vice
                                                 President of Finance