Form 10QSB
period 1997-09-30
AMERICAN EDUCATIONAL PRODUCTS INC
filed 1997-11-17
CIK 790069

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  ______________ to __________________

                                        Commission file number: 0-16310

                      AMERICAN EDUCATIONAL PRODUCTS, INC.
       ----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

        Colorado                                      84-1012129
----------------------------------              ----------------------
(State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)              Identification number)

            6550 Gunpark Drive, Suite 200, Boulder, Colorado  80301
            -------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                                 (303) 527-3230
                          --------------------------
                          (Issuer's telephone number)

    5350 Manhattan Circle, Suite 210, Boulder, Colorado 80303(303) 543-0123
    -----------------------------------------------------------------------
    Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [ X ]  No []

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [] No []

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 7, 1997 the Company had 935,872 shares of its $.05 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                                     INDEX

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
                                                                   Page
      Consolidated Balance Sheets as of September 30, 1997
      and December 31, 1996                                          2

      Consolidated Statements of Operations for the three
      months ended September 30, 1997 and September 30, 1996         3

      Consolidated Statements of Operations for the nine
      months ended September 30, 1997 and September 30, 1996         4

      Consolidated Statements of Cash Flows for the nine
      months ended September 30, 1997 and September 30, 1996         5

      Consolidated Statement of Stockholders' Equity from
      January 1, 1997 through September 30, 1997                     6

      Notes to Consolidated Financial Statements                     7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Liquidity and Capital Resources                                9

      Impact of Recently Issued Accounting Standards                12

      Results of Operations                                         13


                         PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                           17

ITEM 2. CHANGES IN SECURITIES                                       17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         17

ITEM 5  OTHER INFORMATION                                           17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            17

           AMERICAN  EDUCATIONAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                               September 30,  December 31,
                                                   1997           1996
                                                Unaudited)
                                               -------------  ------------
                  ASSETS
                  ------
CURRENT ASSETS
  Cash                                         $    212,000   $  107,000
  Trade receivables, net of allowance of
     $39,000 and $64,000                          1,619,000      840,000
  Royalty receivable                                165,000      144,000
  Inventories                                     2,436,000    2,475,000
  Prepaid advertising costs                          58,000           -
  Other                                             108,000       82,000
                                               ------------   ------------
     TOTAL CURRENT ASSETS                         4,598,000    3,648,000

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $3,852,000
  and $3,327,000, respectively                    2,366,000    2,681,000

VIDEO LIBRARY, net of accumulated
  amortization of $543,000 and
  $443,000, respectively                            412,000      512,000

INTANGIBLE ASSETS, net                              238,000      361,000

OTHER ASSETS                                        248,000      354,000
                                               ------------   ------------
TOTAL ASSETS                                   $  7,862,000   $7,556,000
                                               ============   ============
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES
  Note payable                                 $  2,296,000   $1,080,000
  Current maturities of long term debt                   -       428,000
  Accounts payable                                  557,000      752,000
  Accrued expenses                                  227,000      221,000
                                                ------------ ------------
     TOTAL CURRENT LIABILITIES                    3,080,000    2,481,000

LONG TERM DEBT, less current maturities                  -       907,000

COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value;
     50,000,000 shares authorized;
     none issued or outstanding                          -            -
  Common stock; $0.05 par value;
     100,000,000 shares authorized;
     917,872 and 915,400 shares issued
     and outstanding, see Note 3                     46,000       46,000
  Additional paid in capital                      6,477,000    6,468,000
  Accumulated deficit                            (1,741,000)  (2,346,000)
                                               ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY                   4,782,000    4,168,000
                                               ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  7,862,000   $7,556,000
                                               ============   ============

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                  (Unaudited)
                                                September,     September,
                                                   1997           1996
                                               -------------  ------------
INCOME:
  Net sales                                    $  2,592,000   $2,631,000
  Cost of goods sold                              1,577,000    1,638,000
                                                ------------  ------------
  Gross profit                                    1,015,000      993,000

OPERATING EXPENSES:
  Advertising and catalog costs                      19,000       95,000
  Other marketing                                   221,000      256,000
                                                ------------  ------------
     Total marketing                                240,000      351,000

  General and administrative                        327,000      342,000
                                                ------------  ------------
     Total operating expenses                       567,000      693,000
                                                ------------  ------------
OPERATING INCOME (LOSS)                             448,000      300,000

OTHER INCOME (EXPENSE):
  Gain (loss) on sale of asset                           -        77,000
  Interest expense                                  (91,000)     (90,000)
                                                ------------  ------------
     Net other income (expense)                     (91,000)     (13,000)

INCOME BEFORE INCOME TAXES                          357,000      287,000

     Income tax benefit (expense)                        -            -
                                                ------------  ------------
NET INCOME (LOSS)                               $   357,000    $ 287,000
                                               ============   ============
  Net income per common share
     and common share equivalent,
     see Note 3                                $       0.36   $     0.34
                                               ============   ============
  Average number of common and common
     equivalent shares outstanding,
     see Note 3                                     996,000      837,000
                                               ============   ============

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                  (Unaudited)
                                               September 30,  September 30,
                                                   1997           1996
                                               -------------  -------------
INCOME:
  Net sales                                     $ 6,757,000   $7,193,000
  Cost of goods sold                              4,208,000    4,501,000
                                                ------------  ------------
     Gross profit                                 2,549,000    2,692,000

OPERATING EXPENSES:
  Advertising and catalog costs                      52,000      227,000
  Other marketing                                   628,000    1,356,000
                                                ------------  ------------
     Total marketing                                680,000    1,583,000

  General and administrative                      1,016,000    1,099,000
                                                ------------  ------------
     Total operating expenses                     1,696,000    2,682,000
                                                ------------  ------------
OPERATING INCOME                                    853,000       10,000

OTHER INCOME (EXPENSE):
  Loss on sale of division                               -      (384,000)
  Gain on sale of asset                                  -        77,000
  Interest expense                                 (248,000)    (346,000)
     Net other income (expense)                    (248,000)    (653,000)
                                                ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES                   605,000     (643,000)

     Income tax benefit (expense)                        -            -
                                                ------------  ------------
NET INCOME (LOSS)                              $    605,000   $ (643,000)
                                                ------------  ------------
  Net income (loss) per common share
     and common share equivalent,
     see Note 3                                $       0.64   ($    0.77)
                                                ------------  ------------
  Average number of common and common
     equivalent shares outstanding,
     see Note 3                                     943,000      834,000
                                                ------------  ------------

              AMERICAN EDUCATIONAL PRODUCTS, INC.AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                  (Unaudited)
                                                September,     September,
                                                   1997          1996
                                               -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $    605,000   $ (643,000)
  Adjustments to reconcile net income
   (loss)to cash provided by operating
   activities:
    Depreciation                                    525,000      548,000
    Amortization                                    223,000      329,000
    Bad debt expense                                  8,000        8,000
    Loss on sale of division                             -       384,000
    Gain on sale of asset                                -       (77,000)
    Changes in operating assets and
     liabilities:
      Decrease (increase) in operating assets:
       Accounts receivable                         (787,000)    (195,000)
       Income tax refunds receivable                     -       304,000
       Inventories                                   39,000     (308,000)
       Prepaid advertising costs                    (58,000)    (109,000)
       Other                                         59,000       72,000
      Increase (decrease) in operating
      liabilities:
       Accounts payable                            (195,000)     220,000
       Accrued expenses                               6,000     (534,000)
                                                ------------  ------------
    Net cash provided (used) by operating
      activities                                    425,000       (1,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                            -     1,989,000
 Purchase of property and equipment                (210,000)    (206,000)
 Cost incurred for video production                      -      (137,000)
                                                ------------  ------------
  Net cash provided (used) by investing
   activities                                      (210,000)   1,646,000

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable and long
  term debt                                       2,800,000    1,208,000
  Payments on notes payable and long
   term debt                                     (2,919,000)  (3,188,000)
  Net proceeds from the sale of stock                 9,000      234,000
                                                ------------  ------------
   Net cash provided (used) by financing
     activities                                    (110,000)  (1,746,000)
                                                ------------  ------------
NET INCREASE (DECREASE) IN CASH                     105,000     (101,000)

Cash, at beginning of period                        107,000      146,000
                                                ------------  ------------
Cash, at end of period                          $   212,000    $  45,000
                                               ============   ============

                         AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              January 1, 1997 through September 30, 1997
                                              (Unaudited)


                                     COMMON STOCK
                                ----------------------   Additional
                                 Number                     Paid
                                   of         Common         in       (Accumulated
                                 Shares        Stock       Capital      Deficit)        Total
                                --------     ---------  ------------  ------------   -----------
Adjusted balance as of
  January 1, 1997 (Note 3)      915,449      $ 46,000   $ 6,468,000   $(2,346,000)  $4,168,000

Sale of common stock under
  the employee stock
  purchase plan                   1,423            -          6,000            -         6,000

Exercise of options               1,000            -          3,000            -         3,000

Net income                           -             -               -       605,000     605,000
                                -------      --------    ----------   ------------  ----------
Balance as of
  September 30, 1997            917,872      $ 46,000    $6,477,000   $(1,741,000)  $4,782,000
                                =======      ========    ==========   ============  ==========

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 -- PRESENTATION
----------------------
In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of operations for the three months and the nine months ended September 30, 1997 and 1996. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


NOTE 2 -- NOTES PAYABLE AND LONG TERM DEBT
------------------------------------------
During 1997, the Company obtained a $2,800,000 revolving line of credit (LOC) pursuant to a loan agreement which expires April 30, 2000. Borrowing under this line of credit bears interest at a floating rate plus 3% (totaling 11.5% as of September 30, 1997). Interest is payable monthly. The LOC requires minimum monthly principal payments of $20,000. The principal balance was $2,296,000 at September 30, 1997. Certain amounts available to be borrowed under the agreement are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. Other amounts available to be borrowed under the agreement are derived from a borrowing base related to all other assets. The LOC is collateralized by substantially all of the Company's assets.

Although the LOC has a scheduled maturity date of April 30, 2000, the loan documents contain a demand provision under which repayment of the entire outstanding balance can be demanded at any time. As a result, the entire balance has been classified as a current liability.


NOTE 3 -- REVERSE STOCK SPLIT AND RETROACTIVE ADJUSTMENT
--------------------------------------------------------
On April 4, 1997, the Company's shareholders approved a one-for-five (1-for-5) reverse split of its $0.01 par value common stock. The reverse split became effective on April 22, 1997. As of that date, the par value of the Company's common stock was increased to $0.05 per share and the number of common shares outstanding was reduced from 4,580,794 to 916,298.

The reverse split has been shown in the accompanying financial statements as a retroactive adjustment giving effect to the split for all periods presented.


NOTE 4 -- STOCKHOLDERS' EQUITY, OPTIONS AND WARRANTS
----------------------------------------------------
During the first nine months of 1997, the Company issued 55,400 options to purchase common stock to its key employees and directors. The options have an exercise price equal to 100% of the market value of the common stock at the date of the grant. Also during 1997, the Board of Directors approved amendments to 99,400 outstanding options and 78,000 outstanding warrants under which the exercise price was adjusted to reflect 100% of the market value of the common stock at the date of amendment. The following is a summary of the number of shares under option:

                                Number of Shares
                            -------------------------
                            Incentive  Non-Qualified          Weighted
                              Stock        Stock               Average
                             Option       Option              Exercise
                              Plan         Plan       Total     Price
                            ---------  ---------------------- --------
Balance, December 31, 1996   53,200      48,500      101,700     $7.90

 Options granted             30,900      24,500       55,400      4.09
 Options exercised           (1,000)          0       (1,000)     3.00
 Options terminated         (55,300)    (48,500)    (103,800)     6.64
 Options amended             50,900      48,500       99,400      4.50
                            --------    --------    ---------    -----
Balance, September 30, 1997  78,700      73,000      151,700     $4.35
                             ======      ======      =======

As of September 30, 1997, the Company has outstanding warrants to purchase 78,000 shares of the Company's Common Stock at an exercise price of $4.50 and an expiration date in 1998.

During its meeting on June 2, 1997, the Board of Directors approved a warrant dividend to existing shareholders. The warrant dividend consists of one warrant for each share of common stock owned by shareholders of record on June 5, 1997. Each warrant entitles its holder for a period of three years to purchase one additional share of the Company's common stock at an exercise price of $10.00 per share. No voting rights have been attached to the warrant. The Company retains the right to redeem the warrants upon 30 days notice for a redemption price of $0.01 per warrant in the event that public trading of the Company's common stock equals or exceeds 110% of the then current exercise price of the warrant for twenty consecutive days. The Company has filed a registration statement with the Securities and Exchange Commission under the Securities Act of 1933 regarding the warrant dividend. The warrants will be issued immediately after the effective date of the registration statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------
The following discussion addresses the financial condition and results of operation for American Educational Products, Inc. and Subsidiaries ("AMEP" or the "Company"). AMEP currently has two operating subsidiaries: Hubbard Scientific, Inc. ("Hubbard") and Scott Resources, Inc. ("Scott"). As discussed below, the Company sold the operating assets of its wholly-owned subsidiary, AEP Media Corporation, d.b.a. Churchill Media ("Churchill").

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


LIQUIDITY AND CAPITAL RESOURCES -- SEPTEMBER 30, 1997 COMPARED TO
DECEMBER 31, 1996
-----------------------------------------------------------------
During the first nine months of 1997, the Company continued its recovery from the liquidity shortfall experienced in 1996 and 1995. Profitable operations during the first nine months provided positive cash flow that allowed the Company to fund its working capital needs and reduce its debt.

In 1997, the Company reached an agreement with Republic Acceptance Corporation on an arrangement that provides total financing up to $2,800,000, an increase of $300,000 from its previous financing arrangement with Colorado National Bank. In conjunction therewith, the Company repaid all amounts due Colorado National Bank.

As a result of the positive cash flow and additional financing, the Company was able to make timely payments to all of its trade creditors. As of and subsequent to September 30, 1997, the Company is not experiencing any operational difficulties related to its previous liquidity shortfall.

In April, 1997, shareholders approved a one for five reverse stock split of the Company's $.01 par value common stock. The reverse split was effective on April 22, 1997. As a result, the number of outstanding shares was reduced from 4,577,000 to 916,000. The Company took the action because of certain proposed rule changes by the NASDAQ Stock Market.

During its meeting on June 2, 1997, the Board of Directors approved a warrant dividend to existing shareholders. The warrant dividend consists of one warrant for each share of common stock owned by shareholders of record on June 5, 1997. Each warrant entitles its holder for a period of three years to purchase one additional share of the Company's common stock at an exercise price of $10.00 per share. No voting rights have been attached to the warrant. The Company retains the right to redeem the warrants upon 30 days notice for a redemption price of $.01 per warrant in the event that public trading of the Company's common stock equals or exceeds 110% of the then current exercise price of the warrant for twenty consecutive days. During the third quarter of 1997, the Company submitted a registration statement to the Securities and Exchange Commission under the Securities Act of 1933 regarding the warrant dividend. The warrants will be issued immediately after the effective date of the registration statement.

The Company reported a 30% working capital increase during the first nine months of 1997. Current assets of $4,598,000 increased by $950,000 from December 31, 1996 and current liabilities increased by $599,000 from $2,481,000 to $3,080,000. As a result, working capital increased from $1,167,000 to $1,518,000. The current ratio (calculated as total current assets divided by total current liabilities) was 1.5 at both September 30, 1997 and December 31, 1996.

All long-term debt was classified as a current liability in conjunction with the new borrowing arrangement. Although the new borrowing arrangement has a final maturity date of April 30, 2000, it also contains a "demand" provision under which the lender has the right to demand repayment at any time. Even though the Company does not expect to repay the entire debt within the next twelve months, it is required to classify all "demand" debt as a current liability. Accordingly, all long-term debt was reclassified. That reclassification reduced both the amount reported as working capital and the current ratio.

Total assets increased by $306,000 from $7,556,000 at December 31, 1996, to $7,862,000 at September 30, 1997, an increase of 4%. During the same period, total liabilities decreased by $308,000 from $3,388,000 to $3,080,000, a decrease of 9%. Stockholders' equity increased $614,000, or 15%, from $4,168,000 to $4,782,000, primarily as a result of the net income for the period.

Accounts receivable increased from $840,000 at December 31, 1996, to $1,619,000 at September 30, 1997, an increase of $779,000 or 93%. This increase is consistent with seasonal sales patterns under which third quarter sales exceed fourth quarter sales.

The royalty receivable of $165,000 as of September 30, 1997 results from the sale of Churchill and represents royalties expected to be received during the next twelve months.

Inventories decreased from $2,475,000 at the end of 1996 to $2,436,000 at September 30, 1997, a decrease of $39,000 or 2%. The Company worked diligently during the first nine months of 1997 to reduce its inventory balances without compromising its ability to meet inventory requirements for the second and third quarters of the year. Stricter purchasing controls were implemented to reduce raw material intake. These controls have resulted in more frequent purchases of smaller quantities, sometimes at higher per unit costs, compared to previous purchases. The Company continues to evaluate the optimum balance between purchase quantities and per unit costs.

The Company anticipated a greater reduction in inventory during the third quarter. Unfortunately, the work stoppage at United Parcel Service (UPS) had a negative impact on the Company and on its distributors that rely on UPS as their primary shipping service. Coincident with the work stoppage, the Company experienced a decrease in the incoming order rate. The Company did not experience a compensating increase at the conclusion of the work stoppage. As a result of the reduced incoming order rate, the Company's order backlog was reduced during the third quarter. Since the Company is entering the fourth quarter with a lower than normal backlog, the negative impact from the UPS strike may reduce shipments in the fourth quarter.

Prepaid advertising costs increased from zero at December 31, 1996, to $58,000 at September 30, 1997. This increase is due to investment in the 1997 catalog program offset by partial amortization of this program.

Net property and equipment decreased from $2,681,000 at December 31, 1996, to $2,366,000 at September 30, 1997, a decrease of $315,000 or 12%. The decrease represents depreciation of $525,000 offset by net additions of $210,000.

Video and film library costs decreased from $512,000 at December 31, 1996, to $412,000 at September 30, 1997, a decrease of $100,000 or 20%. The decrease consists entirely of regular monthly amortization.

Intangible assets decreased from $361,000 at December 31, 1996, to $238,000 at September 30, 1997, a decrease of $123,000 or 34%. The decrease results from regular monthly amortization of the assets.

Other assets decreased from $354,000 at December 31, 1996, to $248,000 at September 30, 1997. Other assets includes estimated royalties to be received in future years from the purchaser of Churchill in the amount of $223,000.

Accounts payable and accrued expenses decreased by $189,000 from $973,000 at December 31, 1996, to $784,000 at September 30, 1997. The Company was not able to make all payments to trade creditors in a timely fashion during 1996. The Company's improved liquidity position in 1997 allowed it to resume timely payments to creditors.

During the second quarter of 1997, the Company borrowed substantially all of the funds available to it under the terms of its $2,800,000 LOC arrangement. During the third quarter, cash flow from operations was sufficient to reduce total bank borrowings to $2,296,000. For the nine month period ending September 30, 1997, total borrowings decreased $119,000. Borrowings by the Company fluctuate with the seasonality of its business. Management anticipates further borrowing reductions during the fourth quarter. Consistent with prior years, borrowings are expected to increase during the first quarter of 1998.

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


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------
Statement of Financial Accounting Standards 128, "Earnings per Share" and Statement of Financial Accounting Standards 129, "Disclosure of Information About an Entity's Capital Structure". Statement 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion 15, "Earnings per Share". Statement 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Statement 129 establishes standards for disclosing information about an entity's capital structure. Statements 128 and 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the consolidated financial statements.

Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards 131, "Disclosures About Segments of an Enterprise and Related Information". Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.


RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996
--------------------------------------------------------------------------
The Company's revenues were $2,592,000 in the third quarter of 1997, a decrease of $39,000 or 2% from the same period 1996 revenues of $2,631,000. The Company anticipated a slightly higher sales level during the 1997 third quarter. Unfortunately, the work stoppage at United Parcel Service (UPS) had a negative impact on the Company and on its distributors that rely on UPS as their primary shipping service. Coincident with the work stoppage, the Company experienced a decrease in the incoming order rate. The Company did not experience a compensating increase at the conclusion of the work stoppage. As a result of the reduced incoming order rate, the Company's order backlog was reduced during the third quarter. Since the Company is entering the fourth quarter with a lower than normal backlog, the negative impact from the UPS strike may reduce shipments in the fourth quarter.

The cost of goods sold for the quarter ended September 30, 1997, was $1,577,000, an decrease of $61,000 or 4% from the same period 1996 amount of $1,638,000.

Consolidated gross profits for the third quarter of 1997 were $1,015,000, an increase of $22,000 or 2% from the same period 1996 gross profits of $993,000. As a percentage of sales for Hubbard and Scott, the third quarter gross margin increased from 38% in 1996 to 39% in 1997.

The advertising component of marketing costs for the third quarter of 1997 was $19,000, a decrease of $76,000 or 80% from the same period 1996 cost of $95,000. Advertising costs as a percent of Hubbard and Scott sales were 1% in the third quarter of 1997 and 4% in the third quarter of 1996. Hubbard and Scott produce direct mail catalogs featuring their manufactured products. In 1997, the Company chose to reduce its catalog mailing program as one of its cash conservation measures.

Other marketing costs for the third quarter of 1997 were $221,000, a decrease of $35,000 or 14% from the same period 1996 cost of $256,000. Other marketing costs as a percent of Hubbard and Scott sales were 9% in the third quarter of 1997 and 10% in the third quarter of 1996. This expense reduction results from restructuring the marketing group whereby the number of marketing personnel and marketing programs were decreased.

General and administrative expenses were $327,000, a decrease of $15,000 or 4% from the third quarter 1996 G & A expense of $342,000. G & A costs as a percent of Hubbard and Scott sales were 13% in the third quarter of 1997 and 13% in the third quarter of 1996.

Total operating costs decreased 18% from $693,000 in the third quarter of 1996 to $567,000 in the third quarter of 1997. Operating costs as a percentage of Hubbard and Scott sales approximated 22% in the third quarter of 1997 and 26% during the same period in 1996.

Interest expense increased from $90,000 in the third quarter of 1996 to $91,000 in the third quarter of 1997, an increase of $1,000 or 1%.

The Company did not recognize any income tax benefit or expense for the third quarter of 1997. During preceding quarters, all income tax liabilities had been offset against operating losses. The Company has net operating loss carryovers of approximately $4,100,000 available for income tax purposes. Subject to certain restrictions imposed by the Internal Revenue Code, the Company will be able to offset those carryforwards against future taxable income, if any, and will be able to record a benefit from those carryforwards when they appear to be realizable. For 1997, it appears that the carryover will allow the Company to eliminate substantially all income tax expense that might be incurred.

Net income for the third quarter of 1997 was $357,000, compared with net income of $287,000 in the same period of 1996. After giving effect to the 1-for-5 reverse stock split, the earnings per share was $0.36 for the third quarter of 1997 compared to earnings per share of $0.34 for the third quarter of 1996.

Inflation has not had any material effect on the Company's operations during 1997. The Company attempts to reduce the impact of cost increases through design changes, improved factory efficiencies, and sales price increases. There is no guarantee that it will continue to be successful in these attempts.

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


RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------------------------------------------
As previously discussed, the comparison of operating results for the first nine months of 1997 to the first nine months of 1996 is affected by the sale of Churchill in 1996.

The Company's revenues were $6,757,000 in the first nine months of 1997, a decrease of $436,000 or 6% from the same period 1996 revenues of $7,193,000. Churchill's impact on revenues during this period in 1996 was $866,000. After adjusting for Churchill, sales at Hubbard and Scott increased by $429,000 or 7% from the same period 1996 sales of $6,328,000.

The cost of goods sold for the nine months ended September 30, 1997, was $4,208,000, a decrease of $293,000 or 7% from the same period 1996 amount of $4,501,000. Churchill's impact on cost of goods sold during this period in 1996 was $407,000. After adjusting for Churchill, cost of goods sold at Hubbard and Scott increased by $115,000 or 3% from same period cost of goods sold of $4,093,000.

Consolidated gross profits for the first nine months of 1997 were $2,549,000, a decrease of $143,000 or 5% from the same period 1996 gross profits of $2,692,000. Churchill's impact on consolidated gross profits during this period in 1996 was $459,000. After adjusting for Churchill, gross profits at Hubbard and Scott increased by $314,000 or 14% over same period 1996 gross profits of $2,235,000. As a percentage of sales for Hubbard and Scott, gross margin increased from 35% in the first nine months of 1996 to 38% in the first nine months of 1997.

Actual gross margin percent is sensitive to actual production levels and can vary significantly between periods. The Company incurs certain operating expenses, such as depreciation, occupancy, and indirect personnel costs each period. When production levels are low, such costs are not applied to inventory and the result is an unfavorable cost variance in cost of sales. Similarly, when production levels are high, such costs are applied to inventory and the result is a favorable cost variance in cost of sales. During the first nine months of 1997, production levels were slightly higher than those of the first nine months of 1996, resulting in improved margins.

The advertising component of marketing costs for the first nine months of 1997 was $52,000, a decrease of $175,000 or 77% from the same period 1996 cost of $227,000. Churchill's advertising costs for the first nine months of 1996 were $58,000. After adjusting for Churchill, advertising costs as percent of sales at Hubbard and Scott were less than 1% of sales in the first nine months of 1997 and 3% of sales in the first nine months of 1996. Hubbard and Scott produce direct mail catalogs featuring their manufactured products. In 1997, the Company chose to reduce its catalog mailing program as one of its cash conservation measures.

Other marketing costs for the first nine months of 1997 were $628,000, a decrease of $728,000 or 54% from the same period 1996 cost of $1,356,000. Churchill's other marketing costs for the first nine months of 1996 were $476,000. After adjusting for Churchill, other marketing costs as a percentage of sales at Hubbard and Scott were 9% in the first nine months of 1997, and 14% in the first nine months of 1996. This expense reduction results from restructuring the marketing group whereby the number of marketing personnel and marketing programs were decreased.

General and administrative expenses were $1,016,000, a decrease of $83,000 or 8% from the first nine months of 1996 G & A expense of $1,099,000.
Churchill's G & A expense for the first nine months of 1996 was $139,000. G & A costs as a percent of Hubbard and Scott sales approximated 15% in both 1997 and 1996.

Total operating costs decreased 37% from $2,682,000 in the first nine months of 1996 to $1,696,000 in the first nine months of 1997. Churchill's total operating costs during this period in 1996 were $673,000. After adjusting for Churchill, operating costs as a percentage of Hubbard and Scott sales approximated 25% in the first nine months of 1997 and 32% during the same period of 1996.

Interest expense decreased from $346,000 in the first nine months of 1996 to $248,000 in the first nine months of 1997, a decrease of $98,000 or 28%. The decreased interest expense is the result of lower debt levels made possible by proceeds from the sale of Churchill assets and certain real estate.

The Company did not recognize any income tax expense for the first nine months of 1997. During preceding quarters, all income tax liabilities had been offset against operating losses. The Company has net operating loss carryovers of approximately $4,100,000 available for income tax purposes. Subject to certain restrictions imposed by the Internal Revenue Code, the Company will be able to offset those carryforwards against future taxable income, if any, and will be able to record a benefit from those carryforwards when they appear to be realizable. For 1997, it appears that the carryover will allow the Company to eliminate substantially all income tax expense that might be incurred.

Net income for the first nine months of 1997 was $605,000, compared with a net loss of ($643,000) in the same period of 1996. The loss in 1996 included $384,000 related to the loss on the sale of Churchill assets. After giving effect to the 1-for-5 reverse stock split, earnings per share were $0.64 for the first nine months of 1997, compared to a loss per share of ($.77) for the first nine months of 1996.

Inflation has not had any material effect on the Company's operations during 1997. The Company attempts to reduce the impact of cost increases through design changes, improved factory efficiencies, and sales price increases. There is no guarantee that it will continue to be successful in these attempts.

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

               Exhibit 27     Financial Data Schedule

          Reports on Form 8-K:     None

                                   SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN EDUCATIONAL PRODUCTS, INC.



Dated:   November 10, 1997    By:  /s/ Clifford C Thygesen
       --------------------        -----------------------------------
                                    Clifford C. Thygesen, President



Dated:   November 10, 1997    By:  /s/ Frank L. Jennings
       --------------------        ------------------------------------
                                   Frank L. Jennings, Chief Financial Officer
                                   and Vice President of Finance