Form 10KSB
period 1997-12-31
AMERICAN EDUCATIONAL PRODUCTS INC
filed 1998-04-15
CIK 790069

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

   [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THESECURITIES
                     EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1997
                                     OR
      [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from  _______________  to _______________

                       Commission file number: 0-16310

                     AMERICAN EDUCATIONAL PRODUCTS, INC.
           (Exact Name of Registrant as Specified in its Charter)

             Colorado                              84-1012129
  (State or other jurisdiction of        (I.R.S. EmployerIdentification
  incorporation or organization)                     number)

6550 Gunpark Drive, Suite 200, Boulder, Colorado      80301
(Address of principal executive offices)           (Zip Code)

    Registrant's telephone number, including area code:   (303)527-3230

      Securities registered pursuant to Section 12(b) of the Act:NONE

         Securities registered pursuant to Section 12(g) of theAct:

                        Common Stock, $.05 par value
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed allreports required to be filed by Section 13 or 15(d) of the SecuritiesExchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [    ]

The Registrant's revenues for the year ended December 31, 1997, were $8,392,000.

As of March 24, 1998, the aggregate market value of the Common Stock of the Registrant based upon the closing prices of the Common Stock as quoted by NASDAQ (symbol "AMEP") held by non-affiliates of the Registrant was approximately $4,450,000. As of March 24, 1998, there were 960,000 shares of the Common Stock of the Registrant outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

The Registrant hereby incorporates herein by reference the following documents:

   Part III

   Item  9.  Directors and Executive Officers of the Registrant.

   Item 10.  Executive Compensation.

   Item 11.  Security Ownership of Certain Beneficial Owners and Management.

   Item 12.  Certain Relationships and Related Transactions.

   The foregoing are incorporated by reference from the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders, which will be filed in an amendment within 120 days of December 31, 1997.

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

   3. Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 17, 1998.

   4. Incorporated by reference from the Registrant's Current Report on Form 8-K dated March 11, 1994 and filed with the Commission on March 24, 1994.

   5. Incorporated by reference from the Registrant's Current Report on Form 8-K dated December 20, 1995 and filed with the Commission on January 4, 1996.

   6. Incorporated by reference from the Registrant's Current Report on Form 8-K dated June 17, 1996, and filed with the Commission on July 3, 1996.


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

                                   PART I

Item 1.   Description of Business

Business Development
--------------------
American Educational Products, Inc. ("AMEP" or the "Company") was organized in 1986 with the primary purpose of merging with or acquiring one or more businesses. It completed an initial public offering that same year. Its first acquisition was of an educational products manufacturer, Scott
Resources, Inc. ("Scott").   Since that first acquisition, the Company has
focused its efforts on the education industry. AMEP is a developer of hands-on educational materials for students, teachers, and parents. The Company has a broad base of proprietary products which are primarily used to educate students from pre-school through high school (the "K - 12" market).

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

In 1986, the Company adopted a long term growth strategy to develop its product lines and strengthen its market position via acquisition. The Company actively seeks acquisition opportunities that complement its existing business. It believes that the appropriate long-term strategy is to be involved in the consolidation of a fragmented industry.

During 1996, 1995, and 1994, the Company experienced significant net losses that temporarily eliminated its access to capital to make acquisitions. During that period, AMEP focused its efforts on the core competency of manufacturing manipulative products. It has subsequently returned to profitable operations and intends to use some of its cash flow from operations to fund acquisition activities. Should additional funds be required, it intends to pursue outside sources of capital.

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

To add to its existing line of science products, the Company acquired Hubbard Scientific, Inc. ("Hubbard") in August, 1991. This leveraged asset acquisition was completed through a two-tiered, asset-based financing in which the Company increased its senior secured revolving credit facility by $700,000, borrowed $3,000,000 under a senior subordinated term note bearing interest at the rate of 23% per annum, and issued $500,000 in redeemable preferred stock to the seller. The Company prepaid and retired the term note, redeemed the preferred stock, and reduced the revolving line of credit in September, 1992, with the proceeds of its secondary public offering.

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


Industry
--------
The Company develops, manufactures, and distributes educational products to parents, teachers, principals, public and private schools, and school districts throughout the United States and in some selected international locations. Generally, the Company's products can be classified as supplemental instructional aids, that is, products that present educational content in a format different than traditional textbooks. Specifically, the Company produces manipulative products that students can physically touch and examine to gain additional understanding.

America's educational system continues to be the target of increased scrutiny and concern. Continued poor student achievement, despite reform efforts and increased funding, has kept education in the national spotlight since the 1983 release of the National Commission on Excellence in Education's widely acclaimed report, "A Nation at Risk." Fueled by media attention, the public has become increasingly aware of the need for improving the effectiveness of the education system. Attention to test scores and industry accountability is constantly being monitored by educators and the public.

School markets are in a state of change. There are several factors contributing to these changes. High growth in enrollment in the 1996-97 school year, plus societal demands for new programs such as alternative education, or before and after school care are fueling some changes.
School systems are being reformed with creation of charter schools and magnet schools. The trend toward school system decentralization is shifting more decisions to the school building level rather than to the school district, region, or state. Teachers are choosing the curricular materials they need to effectively convey educational concepts while placing the student at the center of the program. The industry is rethinking its sales and marketing strategies. As a result, the industry faces evolving challenges to reaching individual teachers with high quality, cost effective teaching aids.

Many school systems are converting or modifying curriculum to establish programs that are in line with standards developed by national educational authorities. These trends include integrated curriculums that overlap several areas of study for continual reinforcement of basic information, developing programs that correlate funding with the accomplishment of educational goals, and revising the methods by which instructional material (textbooks, manipulatives, software, etc.) is evaluated.

Buying trends within the school industry are reflected in several ways, i.e. direct purchase by districts, purchases controlled by district "subject coordinators" or committees, individual school purchases made by school administrators, media specialists and classroom teachers or combinations of the above. Mail order purchases are also on the rise and are made by administrators in charge of budgets as well as individual classroom teachers. Again, industry sources agree that individual school administrators in both elementary and secondary school environments are often the decision makers on which purchases will be authorized in their particular school. These same administrators play key roles in how schools run and how educational moneys are allocated at local levels.

Supplemental instructional materials are needed by schools for several critical reasons. First, teachers with language arts training may not be prepared adequately to teach math and science in elementary and middle schools. Second, youth at the elementary and middle school levels learn best developmentally by active use of material they can manipulate physically. A report of the Association of American Publishers ranked hands-on tools, such as those marketed by AMEP, as the "most effective (out of ten) in terms of student learning." Textbooks were ranked fifth out of ten.

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

   Fraction Bars(-Registered Mark-) program is a comprehensive series of manipulatives used to introduce and teach fraction concepts.
   Decimal Squares(-Registered Mark-) program teaches decimals and percents through the use of a complete series of objectives, manipulatives, activities, and tests.
   Chip Trading(-Registered Mark-) activities program uses manipulatives to teach the basic skills of addition, subtraction, multiplication, and division.
   Scott Geoboards are wooden or plastic tiles with pin arrays used to teach basic geometric concepts.
   Pattern Blocks and Color Cubes are painted wooden or plastic blocks of various shapes, used to teach shapes, counting, and sorting to younger students. They are used to teach angles, fractions, areas, and volumes to older students.
   Color Tiles are plastic, square tiles used to model basic operations with whole numbers for primary age learners, and to develop patterns and relationships for problem solving skills for intermediate and middle school learners.
   Fraction Interaction(-Registered Mark-) video series includes three videos for teaching fractions. The videos are developed for middle school learners. Videolabs, a package that combines a video and Scott manipulatives for student activities, and Teacher Packs are also available.
   Clever Catch(-Registered Mark-) is a series of beach balls illustrating math and phonics skills.
   Math Chase(-Registered Mark-) is a set of three games to reinforce and extend math skills at multiple levels.
   AlgeBits is a set of manipulatives for teaching pre-algebra concepts to middle school learners. Instruction guides are also developed by Scott. Stretch & Shape(-Registered Mark-) is a package with Geoboards and activities for an introduction to geometry concepts.
   Terrific Triangles activities program uses manipulatives to teach whole number concepts and operations.

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

Hubbard produces a comprehensive line of high quality earth science, life science, and physical science materials that are specifically designed for classroom use. These products include three-dimensional models of animal and human anatomy, a wide variety of astronomy and earth science experiments and models, and the Jewel line of Plant Mobiles, animal cages, and fresh and salt water aquariums. Additionally, the Company is the largest U.S. producer of high quality raised relief maps that are marketed to consumers through a number of sales channels, including map dealers, specialty stores, independent sales representatives, and direct mail. Hubbard produces approximately 250 different maps.

The raw materials and components used by the Company are purchased from a large number of suppliers. There are a few major vendors that the Company relies on to supply materials and services. If a disruption in supply occurred, alternate vendors could be found; however, delays in production could result. The Company has not experienced significant raw material cost increases during the last two years.

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

As of December 31, 1997, the Company had a backlog of orders of $136,000, compared to a backlog of $161,000 at December 31, 1996, and $367,000 at December 31, 1995. Historically, the order backlog at year-end has not been a good indicator of future sales.


Markets and Marketing
---------------------
Various industry researchers compile actual historical information pertinent to the education industry and prepare estimates of changes over the next several years. The most recent information indicates that there are 51.1 million public and private school students and 3.1 million teachers. The number of new students forecast for grades kindergarten through twelve is predicted to increase to 55 million by the year 2007. The number of teachers is expected to similarly increase.

The Company reaches its target market primarily through the use of 300 distributors who publish and circulate educational product catalogs displaying AMEP products, among others. Relationship marketing with distributors is used to increase support for dealers in the sales of products manufactured by AMEP. The Company also sells through direct mail catalogs and independent sales representatives. Scott and Hubbard maintain separate brand-name identifications.

The Company's marketing efforts also include attending national and regional trade shows and teacher's conferences such as the National Council of Teachers of Mathematics (NCTM), the National Science Teachers Association (NSTA), the National School Supply and Educators Association (NSSEA), and the Educational Dealers and Suppliers Association (EDSA). Marketing efforts for maps includes attendance at the International Map Trade Association and Outdoor Retailer Association. Attendance at these exhibitions increases the Company's visibility in the market and affords it the opportunity to meet end users and evaluate the competition.

International marketing is a growing sales channel of the Company. Such sales are made principally through international educational dealers and are directed by the vice president of marketing assisted by two sales persons. International sales comprise approximately 15% of consolidated revenues.


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

Hubbard encounters a significant amount of direct competition for many of its classroom products. Some of the product lines are similar in quality and price to items manufactured by others. Two product lines, Jewel and raised relief maps, occupy a special market niche. The Jewel product line of high quality aquariums, cages, and botany apparatus is designed to meet extreme requirements of scientific experimentation and demonstration. The Company is not aware of any competitors producing comparable quality items for the school market. However, these products are priced significantly higher than lower quality alternatives. Similarly, Hubbard produces raised relief maps which provide a unique cartographic perspective. However, raised relief maps are significantly more expensive than flat maps of the same cartographic image.

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

The product development process includes formal field testing and development of prototypes for pre-sale opportunities to ensure quality of new products and to meet critical market window introductions. During 1997, the Company completed development efforts on 25 products. These products included new rock charts, the Nutrition Model Kit, Fraction Interaction videolabs, AlgeBits and Pre-Algebra Communicating Guide, and seven middle school physical science kits. In addition, nine products were revised by updating teacher guides, translating into foreign languages, or re-engineering.

The Company began marketing 14 new raised relief maps in 1997. Most of the new maps were acquired under exclusive distributorship arrangements.

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

The Company owns federally registered Trademarks for the following product names: Fraction Bars(-Registered Mark-), Decimal Squares (-Registered Mark-), Chip Trading(-Registered Mark-), Math Chase(-Registered Mark-), Math in Brief(-Registered Mark-), Clever Catch(-Registered Mark-), Fraction Interaction(-Registered Mark-), Earth Science VideoLab(-Registered Mark-), Finders(-Registered Mark-), Stretch & Shape(-Registered Mark-), and Checks and Balances(-Registered Mark-). The Company claims common law Trademark protection in all of its proprietary marks and is extremely diligent in its efforts to develop and protect new marks.

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


Personnel
---------
The Company employs 66 persons in full time permanent positions. Personnel are located in Boulder, Colorado; Fort Collins, Colorado; and Chippewa Falls, Wisconsin. There are 24 persons employed in direct manufacturing positions; 15 persons employed in factory supervisory, clerical, purchasing, and product development positions; 4 persons employed in shipping and receiving positions; 11 persons employed in sales, marketing and customer service positions; and 12 persons employed in general and administrative positions.

The Company is not part of any collective bargaining agreement. There have been no work stoppages and the Company believes its employee relations are good.


Item 2.   Description of Property

The Company leases space in Boulder, Colorado, to use as corporate headquarters. This property consists of 1,400 square feet and is currently leased at $2,000 per month, expiring September 2000.

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


Item 4.   Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ending December 31, 1997.

                                   PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock
---------------------------
The Company's Common Stock trades on the NASDAQ SmallCap Market under the symbol AMEP and on the Pacific Exchange under the symbol EP.

The following table has been adjusted to reflect the one-for-five reverse stock split that became effective on April 22, 1997.

                                            High          Low
  1996
  First Quarter                             9.40          5.65
  Second Quarter                            8.15          5.65
  Third Quarter                             7.20          3.75
  Fourth Quarter                            6.55          3.90

  1997
  First Quarter                             5.31          2.94
  Second Quarter                            6.75          2.38
  Third Quarter                             7.75          5.63
  Fourth Quarter                            8.00          5.13

  1998
  First Quarter (through March 24)          7.88          5.38


The bid price of the Company's common stock as of March 24, 1998, was $7.69 per share. The prices presented are bid prices which represent prices between broker-dealers and do not include retail markups and markdowns or any commissions to the broker-dealer. The prices may not reflect prices in actual transactions.

As of March 24, 1998, there were approximately 300 shareholders of record and approximately 1,700 beneficial shareholders.


Dividends
---------
The Company has paid no cash dividend on its common stock during the last two fiscal years, and the Company's Board of Directors has determined that no cash dividend on common stock will be paid for 1997. Future dividend policy is subject to the discretion of the Board of Directors and is dependent on a number of factors, including future earnings, capital requirements, and the financial condition of the Company.

During 1997, the Company issued a warrant dividend to existing shareholders. The warrant dividend consists of one warrant for each share of common stock owned by shareholders of record on June 5, 1997. Each warrant entitles its holder for a period of three years to purchase one additional share of the Company's common stock at an exercise price of $10.00 per share. No voting rights have been attached to the warrant. The Company retains the right to redeem the warrants upon 30 days notice for a redemption price of $0.01 per warrant in the event that public trading of the Company's common stock equals or exceeds 110% of the then current exercise price of the warrant for twenty consecutive days.

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

In December, 1995, AMEP sold substantially all of the assets of Summit for total proceeds of $3,982,000. Accordingly, the operating results of Summit were consolidated with the Company only through December 31, 1995.

Comparisons among 1997, 1996, and 1995 are affected by the foregoing divestitures.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the explanatory notes, beginning on page F-1 in this annual report.


Liquidity and Capital Resources - December 31, 1997 Compared to December
31, 1996
---------------------------------------------------------------------------
The Company's liquidity and capital resources improved significantly during 1997. Net income for the year was $514,000, compared to losses in each of the two previous years. Earnings before interest, taxes, depreciation and amortization were $1,846,000. The performance for 1997 reflects the results of the restructuring and cost reduction measures implemented in 1996 and 1995. The restructuring reduced the size of the Company and returned it to its core business.

During 1997, cash flow from operations was sufficient to fund all of the company's cash requirements. Accordingly, the Company reduced its outstanding indebtedness by 23% and reduced amounts owed to trade creditors by 30%. Whereas in prior years the Company had been unable to make all payments on a timely basis, it eliminated that deficiency in 1997. The Company believes that the relationships with its vendors have been restored to normal condition.

On April 4, 1997, the Company's shareholders approved a one-for-five (1-for-5) reverse split of its $0.01 par value common stock. The reverse split became effective on April 22, 1997. As of that date, the par value of the Company's common stock was increased to $0.05 per share and the number of common shares outstanding was reduced from 4,580,794 to 916,298. The reserve split has been shown in the accompanying financial statements and notes as a retroactive adjustment giving effect to the split for all periods presented.

During 1997, the Company issued a warrant dividend to existing shareholders. The warrant dividend consists of one warrant for each share of common stock owned by shareholders of record on June 5, 1997. Each warrant entitles its holder for a period of three years to purchase one additional share of the Company's common stock at an exercise price of $10.00 per share. No voting rights have been attached to the warrant. The Company retains the right to redeem the warrants upon 30 days notice for a redemption price of $0.01 per warrant in the event that public trading of the Company's common stock equals or exceeds 110% of the then current exercise price of the warrant for twenty consecutive days.

A registration statement under the Securities Act of 1933 was filed regarding the warrants and was declared effective by the Securities and Exchange Commission in December, 1997. The warrants were issued and began trading on December 5, 1997 on the NASDAQ Small Cap Market System under the symbol AMEPW. NASDAQ informed the Company that, in its opinion, the ex-dividend date for these warrants should be December 5, 1997, the day that trading commenced. As a result of the delayed ex-dividend date, the Company may be required to issue additional warrants to disenfranchised shareholders who sold shares between June 5, 1997, and December 5, 1997. The Company believes that approximately 50,000 warrants were effected by the delayed date. Issuing additional warrants would not have a material adverse impact on the financial statements.

In contrast to 1997, the Company experienced losses in 1996 and 1995. The net losses reduced the Company's liquidity and capital resources. During this period, cash provided from operations was not sufficient to fund the Company's cash requirements.

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

Effective June 17, 1996, the Company sold substantially all of the assets of Churchill to an unaffiliated company. Total cash proceeds of the sale were $1,000,000. In addition, the Company has the right to receive future royalties on Churchill titles sold by the purchaser during the next four years. Royalties are calculated at 10% of sales and are subject to an aggregate ceiling of $750,000. Future royalties to be received have been assigned to the bank as payments under the long-term debt. The Company utilized the cash proceeds to pay trade creditors and reduce the outstanding balance on the long-term debt. The Company recognized a loss of $384,000 on the sale. Revenue of $905,000 and operating losses of $215,000 were attributable to Churchill during the six month period ending June 30, 1996. In 1997, the Company recorded an additional $38,000 loss from Churchill related to a decline in estimated future royalty receipts.

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

The Company revised its borrowing arrangements during 1997. All of its previously existing debt with Colorado National Bank, consisting of a working capital line of credit and two term loans, was consolidated under one asset based financing arrangement with Republic Acceptance Corp., an affiliate of Colorado National Bank. The new arrangement expires on April 30, 2000, and provides for borrowings up to $2,800,000. Certain amounts available to be borrowed under the agreement are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. As of December 31, 1997, the borrowing base formula limited total borrowings to $2,547,000. Borrowings are collateralized by substantially all the Company's assets. Interest, computed at a floating rate plus 3%, is payable monthly. In addition, the Company is required to make minimum monthly principal payments of $20,000.

The borrowing arrangement contains a demand provision such that the lender can demand repayment at any time. Accordingly, the entire balance of outstanding borrowings is reflected as a current liability. The lender has not indicated that it will demand payment during 1998 and management does not expect to receive such a demand. Should such a demand be made, the Company would not have the funds available. However, the Company's improved financial condition should allow it to obtain the necessary funds via either an equity placement or alternate borrowing arrangements.

The Company believes that the funds available to it in 1998 will be adequate to meet its operating requirements. The source of those funds will be cash flow from operations and additional borrowings available under the arrangement with its lender. The Company intends to install new computer software and hardware during 1998. Substantially all of the arrangements required to finance that installation were completed during 1997. Any acquisition activity undertaken by the Company during 1998 would be contingent upon obtaining the necessary financing.

During 1996, the Company sold 78,000 equity units for total proceeds of $390,000. The proceeds were used to reduce bank debt and to provide additional working capital. The equity units consisted of one share of the Company's common stock plus a warrant to purchase one additional share of common stock at a price of $5.00 per share. During 1997, the exercise price was reduced to $4.50 per share to reflect updated market valuations. At the time of the offering, the units were not registered under the Securities Act and, accordingly, were only sold to "accredited investors", as defined under the Securities Act. The units were registered during 1997. The warrants are exercisable through October, 1999.

The Company experienced a 46% working capital increase in the year ended December 31, 1997. Current assets of $4,239,000 increased $591,000 from December 31, 1996, and current liabilities increased $51,000 from $2,481,000 to $2,532,000. As a result, working capital increased from $1,167,000 to $1,707,000, and the current ratio increased from 1.47 to
1.67.  Working capital improved because of funds generated by operations.

Total assets decreased 4% from $7,556,000 at December 31, 1996, to $7,251,000 at December 31, 1997. During the same period, total liabilities decreased 25% from $3,388,000 to $2,532,000. Assets decreased primarily because of normal depreciation and amortization offset by increased accounts receivable and inventory. Liabilities decreased because cash flow from operations was used to reduce accounts payable and debt.

Stockholders' equity increased from $4,168,000 at December 31, 1996, to $4,719,000 at December 31, 1997, a increase of $551,000 or 13%. The increase was caused by 1997 net income of $514,000 and by the issuance of stock under the employee stock purchase plan and by various stock option transactions.

Accounts receivable increased from $840,000 at December 31, 1996, to $1,220,000 at December 31, 1997, an increase of $380,000 or 45%. The increase is attributable to increased fourth quarter sales in 1997 compared to 1996.

Inventories increased from $2,475,000 at December 31, 1996, to $2,540,000 at December 31, 1997, an increase of $65,000 or 3%. This increase can be attributed to fourth quarter production in anticipation of first quarter shipments.

Prepaid advertising costs of $38,000 at December 31, 1997, represents preliminary costs associated with the 1998 catalog mailing program. For the 1997 catalog program, all costs were incurred subsequent to December 31, 1996.

Net property and equipment decreased from $2,681,000 at December 31, 1996, to $2,247,000 at December 31, 1997, a decrease of $434,000 or 16%. The
Company recorded depreciation expense of $665,000 for the year. Capital expenditures of $235,000 during the year were comprised primarily of reproduction masters and production tooling including the purchase of assets used in the production of USGS section maps. Those assets were previously leased from the United States government.

Video and film library costs decreased from $512,000 at December 31, 1996, to $359,000 at December 31, 1997, a decrease of $153,000 or 30%.
Substantially all of the decrease represented normal amortization expense.

Intangible and other assets decreased from $715,000 at December 31, 1996, to $406,000 at December 31, 1997, a decrease of $309,000 or 43%. Normal amortization reduced these assets by $192,000. The remaining decline primarily represents collections of and adjustments to the long-term royalty receivable arising from the sale of Churchill.

Accounts payable and accrued expenses decreased from $973,000 at December 31, 1996, to $677,000 at December 31, 1997, a decrease of $296,000 or 30%.
The Company was able to reduce accounts payable and accrued expenses by utilizing cash flow from operations.

Borrowings under the Company's working capital line of credit and notes payable were reduced from $2,415,000 at December 31, 1996, to $1,855,000 at December 31, 1997, a decrease of $560,000 or 23%. The reduction was achieved by utilizing cash flow from operations.

Management continually assesses the Company's need for capital resources. From time to time, the Company may evaluate and pursue additional sources of capital.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's short-term liquidity or capital resources.


Results of Operations -- 1997 Compared to 1996 and 1995
-------------------------------------------------------
As previously discussed, the comparisons of operating results for 1997 to 1996 and 1995 are affected by the divestitures made by the Company.

The Company's performance improved in 1997. Net income for the year was $514,000, compared to losses in each of the two previous years. The restructuring undertaken by the Company reduced the size of the Company and returned it to its core business. Restructuring of continuing operations has included major efforts to consolidate marketing and customer service into Fort Collins, consolidate certain manufacturing processes to Chippewa Falls, and reduce headcount across all functions. In addition, the Company reviewed all expenditures for potential savings and implemented significant cost reduction measures.

During 1997, the Company did not experience negative events similar to those occurring in prior years. For example, in 1995, several major events significantly increased the Company's expenses. Sales of certain video and science products were significantly below expectations. At the end of 1995, the Company reviewed the recoverability of the assets it had acquired from Churchill Films, Inc. in 1994 and Redco Science in 1992. The evaluation indicated that the Company was unlikely to fully recover the cost of those assets and that the estimated fair value of those assets was less than the amount recorded in the financial statements. Accordingly, AMEP recorded an impairment to reduce the assets' carrying value by $3,297,000.

The Company reported net income of $514,000 for 1997, compared to a net loss of ($1,095,000) for 1996, and a net loss of ($2,976,000) in 1995.
After adjusting the per share calculation for the one-for-five reverse split and the retroactive implementation of SFAS 128, 1997 income was $0.56 per share, the 1996 loss was ($1.29) per share, and the 1995 loss was ($3.61) per share.

In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share". SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the previously required presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic and diluted EPS computations to the financial statements issued for periods ending after December 15, 1997, and early application is not permitted. Upon adoption, SFAS 128 requires restatement of prior period EPS presented to conform to the requirements of SFAS 128. The adoption of SFAS 128 as of December 31, 1997, did not have a material effect on the Company's previously issued financial statements.

The Company's revenues in 1997 were $8,392,000, a decrease of $109,000 or 1% from the prior year revenues of $8,501,000 and a decrease of $11,941,000 or 59% below 1995. Sales declined because of the divestitures of Summit and Churchill. Summit's revenues for 1995 were $10,215,000. Churchill's revenues for 1996 and 1995 were $905,000 and $2,418,000 respectively. A comparison of the Scott and Hubbard revenues indicates that 1997 revenues of $8,392,000 were 10% greater that 1996.

The cost of goods sold for the year ended December 31, 1997, was $5,232,000, a decrease of 6% from the prior year figure of $5,586,000 and 56% less than 1995. Cost of goods sold declined because of the disposal of Summit and Churchill. Summit's costs of goods sold for 1995 were $5,789,000. Churchill's cost of goods sold for 1996 and 1995 were $447,000 and $1,119,000 respectively.

Consolidated gross profits for 1997 were $3,160,000, an increase of $245,000 or 8% from the prior year gross profit of $2,915,000, and a decrease of $5,188,000 or 62% below 1995. As a percentage of sales, the gross margin increased from 34% in 1996 to 38% in 1997. Summit's gross profits for 1995 were $4,426,000 with a gross margin of 43%. Churchill's gross profits for 1996 and 1995 were $458,000 and $1,299,000 respectively, with a gross margin of 51% in 1996 and 54% in 1995. The changes in both gross profit and gross margin percent is primarily the result of the disposal of Summit and Churchill. For the core business that continued to operate throughout 1997 and 1996, the gross margin percent increased from 32% in 1996 to 38% in 1997. The improvement was primarily the result of increased manufacturing activity that increased cost absorption. In addition, the Company eliminated certain promotional programs that discounted its selling prices and had negative impact on margins.

The advertising component of marketing costs decreased $232,000 or 71% from 1996 and decreased $2,820,000 or 97% from 1995. The 1997 and 1996 decreases are the direct result of the disposal of Summit and Churchill. Summit's advertising costs for 1995 were $2,612,000. Churchill's advertising costs were $58,000 for 1996 and $89,000 for 1995.

Other marketing costs decreased by $729,000 or 46% from 1996 and $1,973,000 or 70% from 1995. As a percentage of sales these costs were 10% in 1997, 19% in 1996, and 14% in 1995. Summit's other marketing costs for 1995 were $576,000. Churchill's other marketing costs were $476,000 for 1996 and $1,198,000 for 1995.

General and administrative expenses were $1,377,000 in 1997, essentially unchanged from 1996. Compared to 1995, G & A expenses decreased from $3,210,000 or 57%. As a percentage of sales, general and administrative expenses were 16% in all three years. Summit's general and administrative expense for 1995 was $950,000. Churchill's general and administrative expense for 1996 and 1995 was $138,000 and $571,000 respectively.

Interest expense continued to decline from $418,000 in 1996 (23% reduction) and $874,000 in 1995 (63% reduction) to $323,000 in 1997. The decreased interest expense resulted from reductions to debt made possible primarily through improved cash flow from operations and proceeds from the 1996 and 1995 asset sales.

Included in 1996 is the previously mentioned loss on the sale of assets in the amount of $384,000 resulting from the sale of Churchill and a gain on the sale of assets in the amount of $77,000 resulting from sale of real estate. Included in 1995 is a gain on sale of assets in the amount of $1,092,000 resulting from the sale of Summit. No similar gains or losses on asset sales were recorded in 1997.

The Company recorded no income tax expense in 1997 as it was able to offset taxable income with net operating loss (NOL) carryforwards available from prior years. Approximately $500,000 of carryforwards were utilized in 1997.

The Company's operating losses in prior years allowed it to recognize tax benefits related to the offset of taxes accrued or paid in prior years.
The Company was able to carry back its taxable losses from 1995 and 1994 to prior years and has received refunds of federal income taxes paid in 1993, 1992, and 1991.

During 1995, the Company exhausted all of the previously existing tax benefits. As a result, no additional tax benefits were recognized in 1996. The total benefit recognized in 1995 was $620,000.

At December 31, 1997, the Company had NOL carryforwards and contribution carryforwards for income tax purposes of approximately $3,700,000, which expire beginning in 2009. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL carryforwards and contribution carryforwards are subject to certain limitations in the amount of carryforwards that the Company may utilize to offset future taxable income, if any. Because ultimate realization of any benefit from the NOL and contribution carryforwards is uncertain, the Company has not recognized the future benefit of these loss carryforwards in its financial statements. The potential future benefits are subject to periodic review and can be recorded as a reduction of income tax expense at such time as their utilization is probable.

Inflation did not have any material effect on the Company's operations for 1997 and 1996. During 1995, Summit experienced cost increases for paper and postage used in its catalog business. These increases adversely affected profitability. The sale of Summit reduced the Company's exposure to increased costs of paper and postage. Also during 1995, cost increases for plastic and formed metal parts had a negative impact on margins. The Company attempts to mitigate the impact of cost increases by evaluating its suppliers, by increasing its effectiveness, and by adjusting its selling prices. While the Company does not expect inflation to have a material impact on 1998 operations, there are no guarantees that future cost increases would not have an adverse impact.

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


Year 2000 Issue
---------------
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operations; including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

During 1996, the Company undertook an assessment of its entire computing system, including hardware and software. The Company determined that its system had significant deficiencies with regard to ongoing maintenance costs, processing speeds, and integration with new generation software. It was also determined that some of the Company's software was not Year 2000 compliant. Accordingly, the Company commenced a project in 1997 to evaluate and install new integrated manufacturing, customer service and accounting software. The new software will provide many new benefits as it is "Windows" based and includes numerous capabilities not available in the systems that it will replace. It will also be Year 2000 compliant.

Simultaneous with the selection of the new software, the Company elected to migrate from its existing "UNIX" servers to a "Windows NT" platform, and to replace substantially all of its computer hardware. The Company found that switching from UNIX to Windows NT will substantially reduce future costs for computer hardware. Preparation, testing, and training for the new system commenced early in 1998 and is expected to be completed by the end of the year.

The cost of the replacement software is estimated at $100,000. The cost estimated for new hardware is $50,000. Substantially all of the purchase costs will be capitalized and depreciated over their estimated useful lives. Substantially all of the costs of the old software and hardware have been fully depreciated. Internal costs of modification and installation are not expected to be material and will be expensed as incurred. Accordingly, the Company's costs to solve its Year 2000 problem are not expected to have a material impact on the financial statements.

The Company has not initiated formal communications with its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. At this time, it is considered unlikely that disruption at either a customer or a supplier would have a material impact on the Company. Over the next twelve months, the Company will monitor the situation with its key suppliers and customers. The Company has determined that it has no exposure to Year 2000 contingencies for the products it has sold.


Impact of Recently Issued Accounting Standards
----------------------------------------------
Statement of Financial Accounting Standards 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information" were recently issued. Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has not fully evaluated the impact, if any, that the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

Item 7.   Financial Statements

The following financial statements are filed as part of this report beginning on page F-1:

   1.  Independent Auditor's Report

   2.  Consolidated Balance Sheets as of December 31, 1997, and December 31,
        1996

   3. Consolidated Statements of Operations for the Years ended December 31, 1997, 1996, and 1995

   4. Consolidated Statement of Stockholders' Equity for the period of January 1, 1995, through December 31, 1997

   5. Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

   6.  Notes to Consolidated Financial Statements


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were neither changes in accountants nor disagreements of the type required to be reported under this Item between the Company and its independent accountants, Hein + Associates LLP, during the fiscal years ended December 31, 1997, or December 31, 1996.

PART III

Part III, Items 9, 10, 11, and 12, are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of December 31, 1997.
Item 13.   Exhibits and Reports on Form 8-K

 Exhibits  Exhibit No   Title
    1.         3.1      Articles of Incorporation
    1.         3.2      Articles of Amendment to Articles of Incorporation
    1.       3.2(b)     Articles of Amendment to Articles of Incorporation
                        dated April 21, 1987
    2.       3.2(c)     Articles of Amendment to Articles of Incorporation
                        dated February 19, 1990
    1.         3.3      By-Laws
    2.         4.1      American Educational Products, Inc. 1987 Incentive
                        Stock Option Plan, together with Option Agreement
    2.         4.2      American Educational Products, Inc. 1990 Incentive
                        Stock Option Plan, together with Option Agreement
    2.         4.3      American Educational Products, Inc. 1990 Employee
                        Stock Purchase Plan, together with Subscription
                        Agreement
    3.         4.4      American Educational Products, Inc. 1997 Stock
                        Incentive Plan, together with Option Agreement
    4.        10.1      Asset Purchase Agreement dated March 1, 1994, with
                        Churchill Films, Inc.
    5.        10.2      Asset Purchase Agreement dated December 20, 1995,
                        with Steck-Vaughn Publishing Corporation relating
                        to the sale of Summit Learning, Inc. assets
    6.        10.3      Asset Purchase Agreement dated June 17, 1996, with
                        New SVE, Inc. relating to the sale of AEP Media
                        Corporation assets

1. Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to Registration Statement on Form S-18 filed with the Securities and Exchange Commission and which was declared effective on July 1, 1987.
2. Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission which was declared effective on August 4, 1992.
3. Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 17, 1998.
4. Incorporated by reference from the Registrant's Current Report on Form 8-K dated March 11, 1994 and filed with the Commission on March 24, 1994.
5. Incorporated by reference from the Registrant's Current Report on Form 8-K dated December 20, 1995 and filed with the Commission on January 4, 1996.
6. Incorporated by reference from the Registrant's Current Report on Form 8-K dated June 17, 1996, and filed with the Commission on July 3, 1996.

Reports on Form 8-K

The Registrant filed no Current Reports on Form 8-K during the Fourth Quarter ended December 31, 1997.

            AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                   PAGE
   INDEPENDENT AUDITOR'S REPORT                                     F-2

   CONSOLIDATED BALANCE SHEETS - December 31, 1997, and 1996        F-3

   CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years Ended
     December 31, 1997, 1996, and 1995                              F-4

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY -
     From January 1, 1995, through December 31, 1997                F-5

   CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years Ended
     December 31, 1997, 1996, and 1995                              F-6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-7

                        INDEPENDENT AUDITOR'S REPORT




Board of Directors
American Educational Products, Inc.
Boulder, Colorado


We have audited the accompanying consolidated balance sheets of American Educational Products, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Educational Products, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


HEIN + ASSOCIATES LLP



Denver, Colorado
February 10, 1998


            AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      as of December 31, 1997, and 1996

                                              1997           1996
                                          ------------    -----------
 ASSETS
CURRENT ASSETS
 Cash                                    $    183,000    $   107,000
 Trade receivables, net of
   allowance of $52,000 and $64,000         1,220,000        840,000
 Royalty receivable                           119,000        144,000
 Inventories                                2,540,000      2,475,000
 Prepaid advertising costs                     38,000            -
 Other                                        139,000         82,000
                                         -------------   ------------
     TOTAL CURRENT ASSETS                   4,239,000      3,648,000

PROPERTY AND EQUIPMENT, net                 2,247,000      2,681,000

VIDEO LIBRARY, net                            359,000        512,000

INTANGIBLE ASSETS, net                        169,000        361,000

OTHER ASSETS                                  237,000        354,000
                                          ------------   ------------
TOTAL ASSETS                              $ 7,251,000    $ 7,556,000
                                          ============   ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Note payable                            $  1,855,000    $ 1,080,000
 Current maturities of long-term debt             -          428,000
 Accounts payable                             533,000        752,000
 Accrued expenses                             145,000        221,000
     TOTAL CURRENT LIABILITIES              2,533,000      2,481,000

LONG - TERM DEBT, less current
  maturities                                      -          907,000

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY
 Preferred stock; $0.01 par value;
   50,000,000 shares authorized;
   none issued or outstanding                     -              -
 Common stock; $0.05 par value;
   100,000,000 shares authorized;
   922,872 and 915,449 shares issued
   and outstanding                             46,000         46,000
 Additional paid in capital                 6,504,000      6,468,000
 Accumulated deficit                       (1,832,000)    (2,346,000)
   TOTAL STOCKHOLDERS' EQUITY            $  4,718,000    $ 4,168,000

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                 $  7,251,000    $ 7,556,000
                                          ============   ============
See accompanying notes to consolidated financial statements
/TABLE

            AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            for the Years ended December 31, 1997, 1996, and 1995


                                1997           1996           1995
                            ------------   ------------   ------------
INCOME:
 Net sales                  $ 8,392,000    $ 8,501,000    $20,333,000
 Cost of goods sold           5,232,000      5,586,000     11,985,000
                            -------------  -------------  -------------
   Gross profit               3,160,000      2,915,000      8,348,000

OPERATING EXPENSES:
 Advertising and catalog
   costs                         95,000        327,000      2,915,000
 Other marketing                851,000      1,580,000      2,824,000
                           -------------  -------------  -------------
   Total marketing              946,000      1,907,000      5,739,000
 General and administrative   1,377,000      1,378,000      3,210,000
 Impairment of assets              -              -         3,297,000
                           -------------  ------------   -------------
     Total operating
     expenses                 2,323,000      3,285,000     12,246,000
                           ------------   ------------   -------------
OPERATING INCOME (LOSS)         837,000       (370,000)    (3,898,000)

OTHER INCOME (EXPENSE):
 Gain (loss) on sale of assets      -         (307,000)     1,092,000
 Other income                       -              -           84,000
 Interest expense              (323,000)      (418,000)      (874,000)
                           -------------  -------------  -------------
     Net other income
        (expense)              (323,000)      (725,000)       302,000
                           -------------  -------------  -------------
INCOME (LOSS) BEFORE
 INCOME TAXES                   514,000     (1,095,000)    (3,596,000)

 Income tax benefit                 -              -          620,000

NET INCOME (LOSS)           $   514,000    $(1,095,000)   $(2,976,000)
                            ============   ============   ============
Basic Earnings (Loss)
 per Share                  $      0.56    $     (1.29)   $     (3.61)
                            ============   ============   ============
Diluted Earnings (Loss)
 per Share                  $      0.53    $     (1.29)   $     (3.61)
                            ============   ============   ============
Weighted average number of
 common shares outstanding      918,000        852,000        825,000
Effect of dilutive
 securities                      44,000           -              -
                            ------------   ------------   ------------
Weighted average number of
 common shares outstanding
 plus dilutive securities       962,000        852,000        825,000
                            ============   ============   ============
See accompanying notes to consolidated financial statements
/TABLE

                        AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             January 1, 1995, through December 31, 1997

                                                COMMON STOCK
                                                ------------
                                                             Additional    Retained
                                     Number                      Paid      Earnings
                                       of          Common         in     (Accumulated
                                     Shares         Stock       Capital     Deficit)        Total
                                  ------------ ------------  ------------ -----------  -----------
Balance as of Jan 1, 1995            814,559    $   41,000  $5,905,000   $1,725,000   $7,671,000

Sale of common stock under the
  employee stock purchase plan        10,612         1,000      85,000          -         86,000
Exercise of options                    5,100           -        26,000          -         26,000
Non-qualified stock options granted
  at less than fair market value         -             -        32,000          -         32,000
Net loss                                -             -           -      (2,976,000)  (2,976,000)
                                 ------------   ----------- ----------- ------------  -----------
Balance as of Dec 31, 1995           830,271        42,000   6,048,000   (1,251,000)   4,839,000

Sale of common stock under the
  employee stock purchase plan         5,023           -        28,000          -         28,000
Exercise of options                    2,155           -         6,000          -          6,000
Sale of equity units                  78,000         4,000     386,000          -        390,000
Net loss                                -             -           -      (1,095,000)  (1,095,000)
                                 ------------   ----------- ----------- ------------  -----------
Balance as of Dec 31, 1996           915,449        46,000   6,468,000   (2,346,000)   4,168,000

Sale of common stock under the
  employee stock purchase plan         1,423           -         6,000          -          6,000
Exercise of options                    3,000           -        12,000          -         12,000
Issuance of common stock
 for services                          3,000           -        18,000          -         18,000
Net income                              -             -           -         514,000      514,000
                                 ------------  ------------ -----------  -----------  -----------
Balance as of Dec 31, 1997           922,872    $   46,000  $6,504,000   $(1,832,000) $4,718,000

See accompanying notes to consolidated financial statements
/TABLE

            AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the years ended December 31, 1997, 1996, and 1995


                                      1997          1996         1995
                                  ------------   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                $  514,000    $(1,095,000)$(2,976,000)
 Adjustments to reconcile net income
 (loss) to cash provided by operating
 activities:
   Depreciation                      665,000       780,000     908,000
   Amortization                      344,000       412,000     797,000
   Impairment of assets                  -             -     3,297,000
   Stock based compensation expense      -             -        32,000
   Bad debt expense                   13,000        11,000      14,000
   Royalty receivable adjustment      38,000           -           -
   Change in deferred income taxes       -             -      (519,000)
   (Gain) loss on sale of assets         -         307,000  (1,092,000)
   Changes in operating assets and
    liabilities:
     Decrease (increase) in operating
       assets:
       Accounts receivable          (368,000)      653,000     (32,000)
       Income tax refunds receivable     -         304,000      13,000
       Inventories                   (65,000)     (313,000)    885,000
       Prepaid advertising costs     (38,000)        2,000     459,000
       Other                          27,000       (82,000)    (27,000)
      Increase (decrease) in operating
       liabilities:
       Accounts payable             (219,000)     (183,000) (1,614,000)
       Accrued expenses              (76,000)     (392,000)     76,000
                                  -----------   ----------- -----------
   Net cash provided by operating
    activities                       835,000       404,000     221,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets            -       1,989,000   3,982,000
 Purchase of property and equipment (235,000)     (280,000)   (424,000)
 Cost incurred for video production      -        (138,000)   (300,000)
 Net cash provided (used) by
  investing activities              (235,000)    1,571,000  3,258,000

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable and
  and long term debt               3,186,000     1,228,000   1,209,000
 Payments on notes payable and
  long term debt                  (3,746,000)   (3,666,000) (4,874,000)
 Net proceeds from common stock
  transactions                        36,000       424,000     112,000
                                  -----------   ----------- -----------
 Net cash (used) by financing
  activities                        (524,000)   (2,014,000) (3,553,000)
                                  -----------   ----------- -----------
NET INCREASE (DECREASE) IN CASH       76,000       (39,000)    (74,000)
 Cash, at beginning of period        107,000       146,000     220,000
                                  -----------   ----------- -----------
 Cash, at end of period           $  183,000    $  107,000  $  146,000
                                  ===========   =========== ===========
See accompanying notes to consolidated financial statements
/TABLE

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

   Nature of Business - American Educational Products, Inc. (AMEP or the Company) was organized as a Colorado corporation in 1986. AMEP currently has two operating subsidiaries: Hubbard Scientific, Inc. (Hubbard), and Scott Resources, Inc. (Scott).

   These financial statements also include information about two other subsidiaries that have been disposed. During December 1995, AMEP sold substantially all the assets of Summit Learning, Inc. (Summit). During June 1996, AMEP sold substantially all the assets of AEP Media
   Corporation, d.b.a. Churchill Media (Churchill).

   The Company sells a wide variety of educational products through multiple sales channels. The Company's products include those developed and produced by the Company, as well as products manufactured by other companies. The Company's customers include educational institutions, wholesalers, individual educators, and consumers. Approximately 85% of the Company's sales are in the United States and the remainder are sold in various locations throughout the world.

   A summary of the Company's significant accounting policies follows:

   Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Revenue Recognition - Sales are recorded at time of shipment and an allowance is provided for returns.

   Inventories - Inventories are valued at the lower of cost [using a standard costing system that approximates a first-in, first-out (FIFO) basis] or market, and consist of the following:

                                                DECEMBER 31
                                      ------------------------------
                                         1997               1996
                                      ----------         ----------
Raw materials                        $  968,000         $ 1,095,000
Work in process                         243,000             304,000
Finished goods                        1,562,000           1,297,000
Less Valuation allowance               (233,000)           (221,000)
                                    ------------        ------------
Total                                $2,540,000         $ 2,475,000
                                    ============        ============

   Property and Equipment - Property and equipment are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives ranging generally from 3 to 32 years. During 1997, the Company reviewed the remaining useful lives and salvage values of all depreciable assets and adjusted the depreciation schedules for its new estimates. The revised estimates reduced 1997 depreciation expense by $39,000 compared to the amounts that would have been recorded using the old estimates. Depreciation expense was $665,000, $780,000, and $908,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

   Maintenance and repairs are charged to expenses when incurred. Property replacements and betterments that extend the life of assets, including reproduction masters for significant, non-routine product updates, are capitalized and subsequently depreciated.

   Property and equipment consist of the following:

                                                DECEMBER 31
                                      ------------------------------
                                         1997               1996
                                      -----------        ----------
Reproduction masters                 $3,150,000         $ 3,040,000
Plant machinery and equipment         1,650,000           1,572,000
Office furniture and equipment          279,000             284,000
Land and buildings                      737,000             734,000
Computer hardware and software          395,000             366,000
Vehicles and other                       21,000              12,000
                                      6,232,000           6,008,000
Less accumulated depreciation        (3,985,000)         (3,327,000)
                                     $ 2,247,000        $ 2,681,000
                                     ===========         ===========

   Video Library - The Company capitalizes costs incurred relating to the development of educational video products. These costs are amortized over the estimated future unit sales of the video products on an individual film forecast computation method. Estimated future unit sales of each video represent a significant estimate and are reviewed quarterly by the Company. Amortization expense was $138,000, $262,000, and $384,000 for the years ended December 31, 1997, 1996, and 1995, respectively. In 1995, the Company recorded an impairment allowance of $1,133,000 for the Churchill video library. The impairment was recorded by reducing the cost of the library to its estimated fair value.

   As of December 31, 1997, and 1996, the video library consists of:

                                                DECEMBER 31
                                      ------------------------------
                                         1997               1996
                                      ----------         -----------
Production costs - completed
  videos                             $  940,000         $   940,000
Production costs - videos
  in process                                  0              15,000
                                     -----------         -----------
Total video library                     940,000             955,000
Accumulated amortization               (581,000)           (443,000)
                                     $  359,000         $   512,000
                                     ===========         ===========

   Intangibles - In the various acquisitions made by the Company, an allocation was made to copyrights for proprietary products acquired. These costs are amortized over the estimated remaining lives of the products, or related copyrights, whichever is shorter. The lives range from 2 years to 6 years.

   The Company has a covenant not to compete from the former owners of Hubbard. The amount allocated to the covenant is being amortized over the six year life of the covenant, which is less than the estimated useful life. The Company had a similar covenant from the former owners of Churchill. In 1995, the Company recorded an impairment allowance of $405,000 for the Churchill covenant. The impairment was recorded by reducing the cost and the accumulated amortization of the Churchill covenant to zero.

   A portion of the Churchill purchase price was allocated to goodwill. This cost was being amortized over 15 years. In 1995, the Company recorded an impairment allowance of $1,489,000 for goodwill by reducing the cost and accumulated amortization to zero.

   As of December 31, 1997, and 1996, intangible assets consist of:

                                              1997
                                           ACCUMULATED
                             COST         AMORTIZATION         NET
                         ------------     -------------   -------------
Copyrights               $    650,000    $   (491,000)    $   159,000
Covenants                     653,000        (643,000)         10,000
                          ------------    ------------    ------------
                         $  1,303,000    $ (1,134,000)    $   169,000
                          ============    ============    ============

                                              1996
                                           ACCUMULATED
                             COST         AMORTIZATION         NET
                         -------------    -------------   ------------
Copyrights               $    650,000    $   (388,000)    $   262,000
Covenants                     653,000        (554,000)         99,000
                         -------------    ------------    ------------
                         $  1,303,000    $   (942,000)    $   361,000
                         =============    ============    ============


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

   Fair Value of Financial Instruments and Concentration of Credit Risk - The carrying value of the Company's trade receivables and trade payables are considered to approximate fair value due to their short maturities. The fair value of the Company's notes payable are considered to approximate fair value because the obligations have floating interest rates.

   The Company has a concentration of credit risk along educational lines. Management believes that the allowance for doubtful accounts is sufficient to cover the related credit risk.

   Stock-Based Compensation - In October 1995, the Financial Standards Accounting Board issued a new statement titled Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in notes to the financial statements. Transactions in equity instruments with non-employees for goods and services must be reported using the fair value method. The Company did not adopt the fair value accounting prescribed by SFAS 123 for employee grants, but is subject to the related disclosure requirements.

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

   Earnings (Loss) Per Share - The earnings (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

   Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

   Supplemental Disclosures of Cash Flow Information -

                                             December 31
                                --------------------------------------
                                  1997           1996         1995
                              ------------    -----------  -----------
Cash payments for:
  Interest                    $    306,000   $  428,000    $  875,000
                              ============= ============  ============
  Income Taxes                $          0   $        0    $        0
                              ============= ============  ============

Non-cash investing and financing
  activities:
    Capital leases incurred
     in exchange for for
     equipment purchases      $          0   $        0    $   77,000
                              ============= ============  ============

   Impact of Recently Issued Accounting Standards - Statement of Financial Accounting Standards 130 Reporting Comprehensive Income and Statement of Financial Accounting Standards 131 Disclosures About Segments of an Enterprise and Related Information were recently issued. Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14 Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

   Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has not fully evaluated the impact, if any, that the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

2.   IMPAIRMENT OF LONG-LIVED ASSETS AND ACQUIRED INVENTORY:

   During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets (FAS 121). The Company adopted FAS 121 during the fourth quarter of 1995.

   As a result of operating losses, it was determined that certain assets acquired from Churchill Films, Inc., in 1994 and from Redco Science, Inc., in 1992 had suffered an impairment.

   In accordance with the provisions of FAS 121, the future cash flows of the long-lived assets used by Churchill were estimated. The future cash flows consist of future sales less costs of completing those sales and were not adjusted for a discount factor or interest charges. The future cash flows so estimated were less than the carrying value of the video library and intangible assets, including goodwill. An additional calculation was made to estimate the fair value of the assets. Fair value was estimated as the present value of the future cash flows using an appropriate discount rate. Carrying value exceeded estimated fair value by $3,027,000 and, accordingly, an impairment provision in that amount was included in the 1995 results of operations.

   An evaluation of Redco in 1995 determined that sales of certain products had decreased to an unprofitable level. The carrying value of assets related to those products was reduced to zero by including $270,000 in the 1995 provision for asset impairment. The provision of $270,000 was recorded by increasing accumulated depreciation of reproduction masters and plant equipment by $150,000 and by establishing an inventory reserve of $120,000.

3.   DIVESTITURES:

   Effective June 17, 1996, the Company sold substantially all of the assets of Churchill to an unaffiliated company. The sale comprised all the assets used by Churchill for video production and distribution. Total cash proceeds of the sale were $1,000,000. In addition, the Company has the right to receive future royalties on Churchill titles sold by the purchaser during the next four years. Royalties are calculated at 10% of sales and are subject to an aggregate ceiling of $750,000. The Company recorded a $490,000 royalty receivable based upon its estimate of future sales (using historical sales decline curves) less a discount factor of 11.5% for the time value of money. The Company utilized the proceeds to pay trade creditors and to reduce the outstanding balance on the Company's bank debt. The Company recognized a loss of $384,000 on the sale. Revenue of $905,000 and operating losses of $215,000 were attributable to Churchill's operations during the six months ended June 30, 1996. Royalty payments received during 1997 were less than originally estimated and, accordingly, the Company reduced the royalty receivable carrying value by $38,000 to reflect its revised estimate of future royalties.

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

4.   NOTES PAYABLE AND LONG-TERM DEBT:

   The Company has a $2,800,000 revolving line of credit pursuant to an asset-based financing agreement which expires April 30, 2000. Borrowing under this line of credit bears interest at a floating rate plus 3% (totaling 11.5% as of December 31, 1997). Interest is payable monthly. The principal balance was $1,855,000 at December 31, 1997. The amounts available to be borrowed under the agreement are derived from a borrowing base formula as defined in the agreement relating to allowable inventory and accounts receivable. As of December 31, 1997, the borrowing base formula would have limited borrowings to $2,547,000. The line of credit is collateralized by substantially all of the Company's assets.

   During 1997, the Company obtained approval for an equipment leasing line of credit that will provide financing for $150,000 of capital expenditures. Subsequent to year end, substantially all of the available financing was utilized to purchase a new computer system. Amounts utilized under this arrangement will bear interest at approximately 10% and will be payable in 36 monthly installments.

   The Company's long-term debt consisted of the following:

                                                      DECEMBER 31
                                             ----------------------------
                                                 1997           1996
                                             ------------  --------------
Note Payable, principal due in monthly
  installments of $27,800, plus additional
  quarterly principal payments equal
  to royalties received from the purchaser of
  Churchill. Accrued interest is payable
  monthly at prime plus 3%.  Collateralized
  by business assets.  Paid in full during
  1997.                                      $      -        $ 858,000

Note Payable, due in monthly installments of
  $4,000, including interest at 8.1%.
  Collateralized by land and buildings.
  Paid in full during 1997.                        -           396,000

Capital lease obligations, due in monthly
  installments with varying maturities.
  Paid in full during 1997.                         -           55,000

Other                                               -           25,000
                                            ------------   ------------
     Total                                          -        1,334,000
     Less current maturities                        -         (428,000)
                                            ------------    -----------
     Long-term debt                          $      -        $ 906,000
                                            ============   ============

5.   COMMITMENTS:

   The Company leases office space, equipment, and warehouse facilities under noncancellable operating leases. Total rental expense was $133,000, $184,000, and $282,000, for the years ended December 31, 1997,
   1996, and 1995, respectively. Future minimum rental commitments at December 31, 1997, are as follows:


                               1998      $   224,000
                               1999           67,000
                               2000           29,000
                               2001            2,000
                               2002            1,000
                                         ------------
                               Total     $   323,000
                                         ============

   The Company has certain royalty agreements with third parties on various products. Total royalty expense for the years ended December 31, 1997, 1996, and 1995, was $109,000, $207,000, and $367,000, respectively.

6.   STOCKHOLDERS' EQUITY:

   Preferred Stock - The Company has authorized 50,000,000 shares of preferred stock. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. None of the shares are issued and outstanding.

   Common Stock - On April 4, 1997, the Company's shareholders approved a one-for-five (1-for-5) reverse split on its $0.01 par value common stock. The reverse split became effective on April 22, 1997. As of that date, the par value of the Company's common stock was increased to $0.05 per share and the number of common shares outstanding was reduced from 4,580,794 to 916,298. The reverse split has been shown in the accompanying financial statements and notes as a retroactive adjustment giving effect to the split for all periods presented.

   During 1997, the Company issued a warrant dividend to existing shareholders. The warrant dividend consists of one warrant for each share of common stock owned by shareholders of record on June 5, 1997. Each warrant entitles its holder for a period of three years to purchase one additional share of the Company's common stock at an exercise price of $10.00 per share. No voting rights have been attached to the warrant. The Company retains the right to redeem the warrants upon 30 days notice for a redemption price of $0.01 per warrant in the event that public trading of the Company's common stock equals or exceeds 110% of the then current exercise price of the warrant for twenty consecutive days. All of these warrants, amounting to 916,000, were outstanding at December 31, 1997.

   A registration statement under the Securities Act of 1933 was filed regarding the warrants and was declared effective by the Securities and Exchange Commission in December, 1997. The warrants were issued and began trading on December 5, 1997, on the NASDAQ Small Cap Market System under the symbol AMEPW. NASDAQ informed the Company that, in its opinion, the ex-dividend date for these warrants should be December 5, 1997, the day that trading commenced. As a result of the delayed ex-dividend date, the Company may be required to issue additional warrants to disenfranchised shareholders who sold shares between June 5, 1997 and December 5, 1997. The Company believes that approximately 50,000 warrants were effected by the delayed date. Issuing additional warrants would not have a material adverse impact on the financial statements.

   During 1996, the Company sold 78,000 equity units for total proceeds of $390,000. The proceeds were used to reduce bank debt and to provide additional working capital. The equity units consist of one share of the Company's common stock plus a warrant to purchase one additional share of common stock. During 1997, the exercise price of the warrants was adjusted from $5.00 per share to $4.50 per share to reflect updated market valuations. The common stock was registered under the Securities Act during 1997. The warrants are exercisable until October, 1999. As of December 31, 1997, all 78,000 warrants were outstanding and exercisable.

   Earnings per Share - The following is a reconciliation of basic and diluted earnings per share:

                                 For the year ended December 31, 1997
                               ----------------------------------------
                                 Income         Shares        Per Share
                               (Numerator)   (Denominator)     Amount
                              ------------   -------------   -----------
Basic EPS
 Income available to common
   shareholders               $    514,000        918,000   $     0.56
                                                            ===========
Effect of dilutive options
 Stock options                        -            29,000
 Warrants                             -            15,000
                               ------------    -----------
Diluted EPS
 Income available to common
   stockholders plus assumed
   conversions                $    514,000        962,000   $     0.53
                              =============    ===========  ===========

                                 For the year ended December 31, 1996
                                 ------------------------------------
                                 Income         Shares        Per Share
                               (Numerator)   (Denominator)     Amount
                               ----------    -------------     ------
Basic and Diluted EPS
 (Loss) available to common
   shareholders               $(1,095,000)   $    852,000   $   (1.29)
                              =============  =============  ===========


                                 For the year ended December 31, 1995
                              ------------------------------------------
                                 Income         Shares        Per Share
                               (Numerator)   (Denominator)     Amount
                              ------------   -------------  -------------
Basic and Diluted EPS
 (Loss) available to common
   shareholders               $(2,976,000)   $    825,000   $   (3.61)
                              =============  =============  ===========


   Options to purchase 161,700 shares of common stock were outstanding at December 31, 1997. Of that total, 159,000 options had a dilutive effect on the 1997 earnings per share calculation. For purposes of calculating diluted EPS, those options resulted 29,000 incremental shares determined using the treasury stock method. The remaining 2,700 options had an anti-dilutive effect and were therefore excluded from the calculation of diluted EPS. The excluded options had an exercise price of $7.125 per share.

   The Company also had warrants outstanding at December 31, 1997 to purchase 994,000 shares of common stock. Of that total, 78,000 warrants had a dilutive effect on the 1997 earnings per share calculation. For purposes of calculating diluted EPS, those warrants resulted in 15,000 incremental shares determined using the treasury stock method. The remaining 916,000 warrants had an anti-dilutive effect and were therefore excluded from the calculation of diluted EPS. The excluded warrants had an exercise price of $10.00 per share.

   The diluted earnings per share calculations for both 1996 and 1995 excluded the effect of all options and warrants as the net losses for those two years resulted in an anti-dilutive effect for all such securities.

   ESPP - Substantially all of the Company's permanent full-time employees are eligible to participate in an employee stock purchase plan (ESPP), except those owning more than 5% of the Company's common stock or more than $25,000 in value of the Company's common stock. In 1995, the stockholders increased the number of shares available under the ESPP to 60,000. Under the ESPP, employees may purchase shares at 85% of the NASDAQ quoted market value on either the beginning or ending date of the six month enrollment period, whichever is less. The number of shares purchased under the ESPP for each of the three years ending December 31 were: 1,423 in 1997; 5,023 in 1996; and 10,612 in 1995.

   Stock Options - On June 2, 1997, the shareholders approved the 1997 Stock Incentive Plan. The 1997 Stock Incentive Plan (the '1997 Plan') superseded the previously existing plan, the 1990 Incentive Stock Option Plan, and all activity under the 1990 was merged into the 1997 Plan. The 1997 Plan was created to conform with recent changes in securities and tax laws and regulations and to conform with new requirements of the NASDAQ Stock Market.

   The 1997 Plan authorizes the Board of Directors to issue incentive stock options to executive officers and key employees and to grant non-qualified stock options and/or stock purchase rights to officers, employees, former employees, directors, and consultants. The options are generally granted for a five-year period with the exercise price based upon the market price of the Company's freely traded common stock on the date of the grant. The total number of options authorized for issuance under the Plan is 179,300. During 1997, the Board of Directors determined that 99,400 incentive and non-qualified stock options contained exercise prices in excess of amounts that were appropriate given the financial condition of the Company. Accordingly, 50,900 incentive stock options and 48,500 non-qualified stock options were terminated and subsequently re-issued with an exercise price of $4.50 per share.

   At December 31, 1997, the 78,700 incentive stock options outstanding under the 1997 Plan had exercise prices ranging from $3.875 to $7.125, exercisable as follows:

                                                    WEIGHTED
              EXERCISABLE IN      NUMBER OF          AVERAGE
                   YEAR             SHARES       EXERCISE PRICE
              --------------     ------------     -------------
                   1997             26,500            $4.50
                   1998             22,967            $4.35
                   1999             18,933            $4.55
                   2000             10,300            $4.16

   The Company has issued non-qualified stock options under the terms of the 1997 Plan. During 1995, the Company issued 20,100 non-qualified stock options to its directors at 85% of fair value at the date of the grant, resulting in 1995 compensation expense of $32,000. During 1996, the Company issued 22,400 non-qualified stock options to its directors at 100% of fair value at the date of the grant. During 1997, the Company issued 36,500 non-qualified stock options to its directors at 100% of fair value at the date of the grant. No compensation expense was recorded in connection with the 1997 and 1996 grants. All 83,000 non-qualified options outstanding at December 31, 1997, were exercisable.

   At December 31, 1997, there were 14,600 shares available for future grants under the existing Plan.

   The following is a summary of the number of shares under option:


                                    NUMBER OF SHARES
                            --------------------------------
                             INCENTIVE    NON-                 WEIGHTED
                               STOCK    QUALIFIED              AVERAGE
                              OPTION      STOCK                EXERCISE
                               PLAN      OPTIONS      TOTAL      PRICE
                            ---------- ----------  ---------   ---------
Balance, Jan. 1, 1995       $  96,600  $   6,000   $102,600      $16.85
   Options granted             52,880     20,100     72,980      $10.10
   Options exercised           (5,100)         0     (5,100)      $5.00
   Options terminated         (19,780)         0    (19,780)     $21.05
                           ----------- ----------  ---------
Balance, Dec. 31, 1995        124,600     26,100     150,700     $10.50
   Options granted             31,300     22,400     53,700       $6.30
   Options exercised           (2,160)         0     (2,160)      $2.95
   Options terminated        (100,540)         0   (100,540)     $10.15
                           ----------- ---------- ----------
Balance, Dec. 31, 1996         53,200     48,500    101,700       $7.90
   Options granted             81,800     85,000    166,800       $4.40
   Options exercised           (1,000)    (2,000)    (3,000)      $4.00
   Options expired             (1,300)         0     (1,300)     $11.25
   Options terminated        ( 54,000)   (48,500)  (102,500)      $7.82
                            ----------  --------- ----------
Balance, Dec. 31, 1997      $  78,700  $  83,000   $161,700       $4.40
                            ==========  =========  =========

   Except as noted above, for all options granted during the period, the weighted average market price of the Company's common stock on the grant date was equal to the weighted average exercise price. The weighted average remaining contractual life for all options as of December 31, 1997, was approximately 4.0 years. If not previously exercised or terminated, options outstanding at December 31, 1997, will expire as follows:


                                      NUMBER       WEIGHTED AVERAGE
                       YEAR          OF SHARES      EXERCISE PRICE
                       ----        ------------       ------------
                       1998              5,250               $4.50
                       1999              8,650               $4.50
                       2000             32,100               $4.50
                       2001             52,300               $4.50
                       2002             63,400               $4.25

   Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options that are granted to employees and directors. Accordingly, no compensation cost has been recognized for grants of options where the exercise price is not less than the fair value of the Company's common stock on the grant date. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income (loss) and earnings
   (loss) per share would have changed to the pro forma amounts indicated in the following table:

                                           YEAR ENDED DECEMBER 31
                                       -------------------------------
                                           1997              1996
                                       ------------      -------------
Net income (loss)
    As reported                        $    514,000     $ (1,095,000)
    Pro forma                               306,000       (1,220,000)

Earnings (loss) per common share
    As reported                               $0.56           $(1.29)
    Pro forma                                 $0.33           $(1.45)


The fair value of each option granted was estimated as of the date of grant using the Black - Scholes option pricing model with the following weighted average assumptions:

                                      YEAR ENDED DECEMBER 31
                                 ---------------------------------
                                     1997                1996
                                 ------------        -------------
Estimated fair value/share of
  options granted                      $2.23               $3.65
Expected volatility                       59%                 64%
Risk free interest rate                  5.6%                6.0%
Expected dividends                     $0.00               $0.00
Expected term (in years)                   5                   5


   7.   INCOME TAXES:

   The composition of income tax (benefit) for the years ended December 31 was as follows:


                             1997          1996          1995
                         ------------   ----------    ----------
Current                  $        0     $       0     $(101,000)
Deferred                 $        0     $       0     $(519,000)
                         -----------    ----------    ----------
      Total              $        0     $       0     $(620,000)
                         ===========    ==========    ==========

   The percentage tax benefits recorded for 1997, 1996, and 1995, were approximately 0%, 0%, and 17%, respectively. Generally, the difference between the recorded percentages and the Federal statutory rate of 34% is primarily caused by the addition of state taxes (2% - 3%) offset by either limitations on the recognition of net operating loss (NOL) carryforwards or the utilization of said carryforwards. Specifically, the Company recorded no income tax expense in 1997 as it was able to utilize NOL carryforwards to offset its taxable income. In 1996, the Company did not recognize any income tax benefit as it had exhausted loss carryback provisions and was prohibited under SFAS 109 from recognizing uncertain future benefits of the NOL carryforwards. In 1995, the Company recognized tax benefits to the extent of its available carrybacks.
   The Company has the ability to carryforward its net operating losses and offset them against future taxable income, if any. The NOL carryforwards approximate $3,300,000 and expire in the years 2009, 2010, and 2011. Similarly, the Company has charitable contribution carryforwards of approximately $400,000 that expire in the same years.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31 were as follows:


                                                 1997           1996
                                             ------------   ------------
Deferred tax assets (liabilities):
  Current
      Accounts receivable                    $     20,000   $     19,000
      Inventories                                  98,000         87,000
      Prepaid advertising costs                   (14,000)             0
      Other                                       (17,000)        (6,000)
  Long-term
      Property, plant and equipment              (515,000)      (554,000)
      Net operating losses                      1,218,000      1,556,000
      Charitable contributions                    150,000         50,000
                                               -----------   ------------
  Net deferred tax asset                          940,000      1,252,000
  Valuation allowance                            (940,000)    (1,252,000)
                                               -----------   ------------
        Total                                 $         0   $          0
                                               ===========   ============

   Based upon past performance and statutory expiration dates, the ultimate realization of the NOL carryforwards is uncertain. Accordingly, the Company has established a full valuation allowance against these carryforward benefits and will recognize the benefits only as reassessment indicates that they are realizable. The need for this valuation allowance is subject to periodic review. Should the allowance be reduced in a future period, the tax benefits of the carryforwards will be recorded at that time as a reduction of the Company's income tax expense. The decrease of $312,000 in the valuation allowance during 1997 is primarily due to partial utilization of the net operating loss carryforward.

                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     AMERICAN EDUCATIONAL PRODUCTS, INC.


   Date:  March 24, 1998                    /s/ Clifford C. Thygesen
                                            -------------------------------
                                            Clifford C. Thygesen, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                           Title              Date


   /s/ Robert A. Scott        Chairman of the Board,      March 24, 1998
----------------------------   Secretary and Director
   Robert A. Scott


   /s/ Clifford C. Thygesen   President and Director      March 24, 1998
---------------------------- (Chief Operating Officer)
   Clifford C. Thygesen


   /s/ Frank L. Jennings        Vice President and        March 24, 1998
----------------------------    Assistant Secretary
Frank L. Jennings            (Chief Accounting Officer)


   /s/ Stephen G. Calandrella        Director             March 24, 1998
----------------------------
   Stephen G. Calandrella


   /s/ Richard J. Ciurczak           Director             March 24, 1998
----------------------------
   Richard J. Ciurczak


   /s/ Wayne R. Kirschling           Director             March 24, 1998
----------------------------
   Wayne R. Kirschling


   /s/ Steven B. Lapin               Director             March 24, 1998
----------------------------
   Steven B. Lapin


   /s/ Clifford L. Neuman     Assistant Secretary and     March 24, 1998
----------------------------         Director
   Clifford L. Neuman