Form 10QSB
period 1998-03-31
AMERICAN EDUCATIONAL PRODUCTS INC
filed 1998-05-15
CIK 790069

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the transition period from  ___________ to ___________

                        Commission file number: 0-16310


                      AMERICAN EDUCATIONAL PRODUCTS, INC.
       ----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


     Colorado                                       84-1012129
  ---------------                                ----------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)             Identification number)

6550 Gunpark Drive, Suite 200, Boulder, Colorado       80301
------------------------------------------------      ------
(Address of principal executive offices)            (Zip Code)

                                (303) 527-3230
                            -----------------------
                          (Issuer's telephone number)

                                      N/A
              ---------------------------------------------------
             Former name, former address, and former fiscal year,
                         if changed since last report

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 8, 1998, the Company had 986,423 shares of its $.05 par value common stock outstanding. Transitional Small Business Disclosure Format
(Check one):  Yes [   ]  No [ X ]

                                     INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1998 and December 31,
          1997

          Consolidated Statements of Operations for the three months ended March 31, 1998 and March 31, 1997

          Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and March 31, 1997

          Consolidated Statement of Stockholders' Equity from January 1, 1998 through March 31, 1998

          Notes to Consolidated Financial Statements

     Item 2. Management's discussion and analysis of financial condition and results of operations

          Liquidity and Capital Resources

          Results of Operations

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5    Other Information

     Item 6.   Exhibits and Reports on Form 8-K

           AMERICAN  EDUCATIONAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  As of March 31, 1998 and December 31, 1997

                                          March 31,     December 31,
                                            1998            1997
                                         (Unaudited)
                                       -------------    ------------
              ASSETS
CURRENT ASSETS
 Cash                                   $   101,000     $   183,000
 Trade receivables, net of allowance
  of $56,000 and $52,000                  1,333,000       1,220,000
 Royalty receivable                         122,000         119,000
 Inventories                              2,840,000       2,540,000
 Prepaid advertising costs                  169,000          38,000
 Other                                      110,000         139,000
                                        ------------    ------------
    TOTAL CURRENT ASSETS                  4,675,000       4,239,000

PROPERTY AND EQUIPMENT, net of accumu-
 lated depreciation of $4,135,000 and
 $3,985,000, respectively                 2,295,000       2,247,000

VIDEO LIBRARY, net of accumulated amor-
 tization of $611,000 and $581,000,
 respectively                               328,000         359,000

INTANGIBLE ASSETS, net                      154,000         169,000

OTHER ASSETS                                213,000         237,000
                                       -------------   -------------
  TOTAL ASSETS                          $ 7,665,000     $ 7,251,000
                                       =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Note payable                           $ 1,960,000     $ 1,855,000
 Leases payable, current portion             44,000               -
 Accounts payable                           528,000         533,000
 Accrued expenses                           176,000         145,000
                                       -------------   -------------
  TOTAL CURRENT LIABILITIES               2,708,000       2,533,000

LEASES PAYABLE, long-term portion            91,000               -
COMMITMENTS
STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value;
  50,000,000 shares authorized;
  none issued or outstanding.                     -               -
 Common stock; $0.05 par value;
  100,000,000 shares authorized;
  960,323 and 922,872 shares issued
  and outstanding.                           48,000          46,000
 Additional paid in capital               6,671,000       6,504,000
 Accumulated deficit                     (1,853,000)     (1,832,000)
                                        ------------    ------------
  TOTAL STOCKHOLDERS' EQUITY              4,866,000       4,718,000
                                        ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $ 7,665,000     $ 7,251,000
                                        ============    ============
/TABLE

           AMERICAN  EDUCATIONAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         for the Three Months ended March 31, 1998 and March 31, 1997
                                  (Unaudited)

                                          March 31,       March 31,
                                            1998            1997
                                       -------------   -------------
 INCOME:
  Net sales                             $ 1,847,000     $ 1,621,000
  Cost of goods sold                      1,193,000       1,110,000
                                        ------------    ------------
    Gross profit                                654,000     511,000

 OPERATING EXPENSES:
  Advertising and catalog costs              34,000          10,000
  Other marketing                           211,000         185,000
                                        ------------    ------------
    Total marketing                         245,000         195,000

  General and administrative                363,000         308,000
                                        ------------    ------------
    Total operating expenses                608,000         503,000
                                        ------------    ------------
 OPERATING INCOME                            46,000           8,000

  Interest expense                          (67,000)        (63,000)
                                        ------------    ------------
 INCOME (LOSS) BEFORE INCOME TAXES          (21,000)        (55,000)

    Income tax  benefit (expense)                 -               -

 NET (LOSS)                             $   (21,000)    $   (55,000)
                                        ============    ============
 Basic (Loss) per share                      ($0.02)         ($0.06)
                                             =======         =======
 Diluted (Loss) per share                    ($0.02)         ($0.06)
                                             =======         =======
 Weighted average number of common
  shares outstanding                        935,000         915,000
 Effect of dilutive securities                    -               -
 Weighted average number of common
  shares outstanding plus dilutive
  securities                                935,000         915,000
                                        ============    ============
/TABLE

           AMERICAN  EDUCATIONAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the Three Months ended March 31, 1998 and March 31, 1997
                                  (Unaudited)

                                          March 31,       March 31,
                                            1998            1997
                                       -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                             $   (21,000)    $   (55,000)
 Adjustments to reconcile net (loss)
  to cash provided by operating
  activities:
  Depreciation                              149,000         178,000
  Amortization                               49,000          78,000
  Bad debt expense                            4,000           2,000
  Changes in operating assets and
    liabilities:
    Decrease (increase) in operating
    assets:
      Accounts receivable                  (120,000)       (351,000)
      Inventories                          (300,000)        154,000
      Prepaid advertising costs            (131,000)        (59,000)
      Other                                  50,000          (3,000)
    Increase (decrease) in operating
      liabilities:
      Accounts payable                       (5,000)        115,000
      Accrued expenses                       31,000         (48,000)
                                         -----------     -----------
  Net cash provided (used) by operating
   activities                              (294,000)         11,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment         (62,000)        (66,000)
                                         -----------     -----------
   Net cash provided (used) by investing
    activities                              (62,000)        (66,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable and long
  term debt                                 189,000         170,000
 Payments on notes payable and long
  term debt                                 (84,000)       (151,000)
 Net proceeds from the sale of stock        169,000           4,000
                                          ----------     -----------
  Net cash provided (used) by financing                                                                    --
    activities                              274,000          23,000
                                         -----------     -----------
NET INCREASE (DECREASE) IN CASH             (82,000)        (32,000)

Cash, at beginning of period                183,000         107,000
                                         -----------     -----------
Cash, at end of period                  $   101,000     $    75,000
                                         ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
 Cash payments for:
  Interest                              $    59,000     $    61,000
                                         ===========     ===========
  Income taxes                          $         -     $         -
                                         ===========     ===========
 Non-cash investing and financing
  activities:
    Acquisition of equipment for debt   $   135,000     $         -
                                         ===========     ===========
/TABLE

                       AMERICAN  EDUCATIONAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                January 1, 1998 through March 31, 1998
                                              (Unaudited)

                                 COMMON STOCK
                                 ------------           Additional
                            Number                         Paid
                              of           Common           in        (Accumulated
                            Shares          Stock         Capital       Deficit)         Total
                          ----------     ----------     -----------    ------------   -----------
Balance as of Jan 1, 1998   922,872      $  46,000      $6,504,000     $(1,832,000)   $4,718,000

Sale of common stock under
 the employee stock pur-
 chase plan                     517              -           3,000              -          3,000
                          ----------     ----------    -----------    ------------    -----------
Exercise of warrants         36,934          2,000         164,000              -        166,000

Net loss                          -              -               -        (21,000)       (21,000)
                          ----------     ----------    ------------   ------------    -----------
Balance as of Mar 31, 1998  960,323      $  48,000      $6,671,000     $(1,853,000)   $4,866,000
                          ==========     ==========    ============   ============    ===========

           AMERICAN  EDUCATIONAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 -- Presentation
----------------------
     In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of March 31, 1998, and the results of operations for the three months ended March 31, 1998, and 1997. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


Forward-Looking Statements
--------------------------
     In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion addresses the financial condition and results of operation for American Educational Products, Inc. and Subsidiaries ("AMEP" or the "Company"). AMEP currently has two operating subsidiaries: Hubbard Scientific, Inc. ("Hubbard") and Scott Resources, Inc. ("Scott").

     Subsequent to March 31, 1998, AMEP acquired all of the outstanding stock of Learning and Leisure, Inc., a New York corporation ("L & L"). L & L owns 100% of National Teaching Aids, Inc., a developer and manufacturer of science products for the K-12 market. The business combination will be recorded as a purchase and will be reflected in the financial statements commencing in the second quarter of 1998.

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in this quarterly report.

Liquidity and Capital Resources -- March 31, 1998, Compared to December 31,
1997
---------------------------------------------------------------------------
     The Company continued to improve its liquidity and capital resources during the first quarter of 1998. Earnings before interest, taxes, depreciation and amortization were $244,000.

     The Company's asset based financing arrangement with Republic Acceptance Corporation expires on April 30, 2000, and provides for borrowings up to $2,800,000. Certain amounts available to be borrowed under the agreement are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. As of March 31, 1998, the borrowing base formula limited total borrowings to $2,560,000. Borrowings are collateralized by substantially all the Company's assets. Interest, computed at a floating rate plus 3%, is payable monthly. In addition, the Company is required to make minimum monthly principal payments of $20,000.

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

     As mentioned previously, the Company purchased L & L subsequent to March 31, 1998. The purchase price of approximately $2,000,000 consists of a $250,000 cash down payment and long-term financing provided by the seller.

     The Company experienced a 15% working capital increase during the first quarter of 1998. Current assets of $4,675,000 increased $436,000 from December 31, 1997, and current liabilities increased $175,000 from $2,533,000 to $2,708,000. As a result, working capital increased from $1,706,000 to $1,967,000 and the current ratio increased from 1.67 to 1.73. Working capital improved because of funds generated by operations and from the exercise of common stock warrants.

     Total assets increased 6% from $7,251,000 at December 31, 1997, to $7,665,000 at March 31, 1998. During the same period, total liabilities increased 11% from $2,533,000 to $2,799,000. Stockholders equity increased from $4,718,000 at December 31, 1997, to $4,866,000 at March 31, 1998, an
increase of $148,000 or 3%. The increase in stockholders' equity was primarily the result of warrantholders exercising their rights to purchase shares under the terms of the 1996 private placement.

     Accounts receivable increased from $1,220,000 at December 31, 1997, to $1,333,000 at March 31, 1998, an increase of $113,000 or 9%. This increase is consistent with seasonal sales patterns.

     The royalty receivable of $122,000 as of March 31, 1998 results from the sale of Churchill and represents royalties expected to be received during the next twelve months.

     Inventories increased from $2,540,000 at the end of 1997 to $2,840,000 at March 31, 1998, an increase of $300,000 or 12%. The Company increased its inventories in anticipation of additional sales to international dealers.

     Prepaid advertising costs increased from $38,000 at December 31, 1997, to $169,000 at March 31, 1998. This increase is due to investment in the spring 1998 catalog program offset by partial amortization of this program.

     Net property and equipment increased from $2,247,000 at December 31, 1997, to $2,295,000 at March 31, 1998, an increase of $48,000 or 2%. The increase represents asset purchases (primarily new computer hardware and software) offset by depreciation of $149,000.

     Video and film library costs decreased from $359,000 at December 31, 1997, to $328,000 at March 31, 1998, a decrease of $31,000 or 9%. The decrease consists entirely of regular monthly amortization.

     Intangible assets decreased from $169,000 at December 31, 1997, to $154,000 at March 31, 1998, a decrease of $15,000 or 9%. The decrease results from regular monthly amortization of the assets.

     Accounts payable and accrued expenses increased by $26,000 from $678,000 at December 31, 1997, to $704,000 at March 31, 1998. The increase is consistent with increased inventories and purchasing activity as the Company enters the second quarter.

     At March 31, 1998, the Company had increased its borrowings under its credit facility by $105,000 to reflect the increased needs and borrowing capacity generated by first quarter sales. Both the current and long-term portion of leases payable reflect financing of the new computer system.

     Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's short-term liquidity or capital resources.

Year 2000 Issue
---------------
     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "'00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based upon a recent assessment, the Company has made a preliminary determination that it may be required to upgrade or replace certain portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999.

     During the first quarter of 1998, the Company continued its implementation of computer hardware and software that is Year 2000 compliant. Resources were devoted to the installation of computer systems and training related to the new system. It is expected that the new system will be fully installed and operational during 1998.

     The Company presently believes that with upgrades of existing software and conversions to new software, the year 2000 Issue can be mitigated. However, if such upgrades and conversions are not made, or are not completed or available timely, the Year 2000 Issue could have a material impact on the operations of the Company. However, the Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue.

     Total estimated costs for hardware and software have been increased by $25,000 to reflect additional costs of the data communications equipment necessary to transmit information between the Company's various locations. Financing for the increased costs is available under the Company's equipment leasing arrangements.

     In view of the foregoing, there is reasonable assurance that the Year 2000 issue will not have a material adverse effect upon the Company. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

Impact of Recently Issued Accounting Standards
----------------------------------------------
     Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards 131, "Disclosures About Segments of an Enterprise and Related Information" were recently issued. Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Statements 130 and 131 are effective for financial statements for fiscal periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. The implementation of these new standards has not had a material effect on the financial statements and is not expected to have a material effect in future financial statements.

Results of Operations -- Three months ended March 31, 1998, Compared to the Three months ended March 31, 1997
---------------------------------------------------------------------------
     The Company's revenues were $1,847,000 in the first quarter of 1998, an increase of $226,000 or 14% from the same period 1997 revenues of $1,621,000. The sales increase occurred primarily because of increased activity with large educational distributors, both domestic and international. In particular, the Company shipped increased volumes of Fraction Bars, Simple Machines and geologic specimen collections.

     The cost of goods sold for the quarter ended March 31, 1998, was $1,193,000, an increase of $83,000 or 8% from the same period 1997 amount of $1,110,000.

     Consolidated gross profits for the first quarter of 1998 were $654,000, an increase of $143,000 or 28% from the same period 1997 gross profits of $511,000. As a percentage of sales, the first quarter gross margin increased from 32% in 1997 to 35% in 1998. The improvement was primarily the result of increased manufacturing activity that increased cost absorption. The reader is reminded that the actual gross margin percent is sensitive to actual production levels and can vary significantly between periods.

     The advertising component of marketing costs for the first quarter of 1998 was $34,000, an increase of $24,000 or 240% from the same period 1997 cost of $10,000. Advertising costs as a percent of sales were 2% in the first quarter of 1998 and 1% in the first quarter of 1997. Hubbard and Scott produce direct mail catalogs featuring their manufactured products. In 1998, the Company chose to increase its catalog mailing program as one of its marketing initiatives.

     Other marketing costs for the first quarter of 1998 were $211,000, an increase of $26,000 or 14% from the same period 1997 cost of $185,000. Other marketing costs as a percent of sales were 11% in both periods. The cost increase primarily reflects additional marketing efforts directed toward international markets.

     General and administrative expenses were $363,000, an increase of $55,000 or 18% from the first quarter 1997 G & A expense of $308,000. G & A costs as a percent of sales were 20% in the first quarter of 1998 and 19% in the first quarter of 1997. The cost increases are associated with increased investor relations activities, costs associated with listing on the Pacific Exchange, and adding an additional member to the Board of Directors.

     Total operating costs increased 21% from $503,000 in the first quarter of 1997 to $608,000 in the first quarter of 1998. Operating costs as a percentage of sales approximated 33% in the first quarter of 1998 and 31% during the same period in 1997.

     Interest expense increased from $63,000 in the first quarter of 1997 to $67,000 in the first quarter of 1998, an increase of $4,000 or 6%. The increase results from increased interest rates and lending fees.

     The Company did not recognize any income tax benefit or expense for the first quarter of 1998. During earlier quarters, all income tax liabilities had been offset against operating losses. The Company has net operating loss and contribution carryovers of approximately $3,700,000 available for income tax purposes. Subject to certain restrictions imposed by the Internal Revenue Code, the Company will be able to offset those carryforwards against future taxable income, if any, and will be able to record a benefit from those carryforwards when they appear to be realizable. For 1998, it appears that the carryover will allow the Company to eliminate substantially all income tax expense that might be incurred.

     The net loss for the first quarter of 1998 was $21,000, compared with a net loss of $55,000 in the same period of 1997. Both the basic and diluted loss per share was $0.02 for the 1998 first quarter and $0.06 for the 1997 first quarter. No potential dilutive securities were included in the calculation because of net losses for the periods.

     Inflation has not had any material effect on the Company's operations during 1998. The Company attempts to reduce the impact of cost increases through design changes, improved factory efficiencies, and sales price increases. There is no guarantee that it will continue to be successful in these attempts.

     The Company historically has experienced significant seasonality in its sales primarily due to the purchasing cycle of educational institutions. Typically, the first and fourth fiscal quarters each generate approximately 20% of annual sales, with the second and third fiscal quarters each generating approximately 30% of annual sales. This distribution of sales is likely to continue throughout 1998.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

          Exhibits:  None.

          Reports on Form 8-K:  None

                                   SIGNATURE


          In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN EDUCATIONAL PRODUCTS, INC.



Dated:      May 11, 1998           By:    /s/ Clifford C. Thygesen
          ----------------              --------------------------------
                                        Clifford C. Thygesen, President



Dated:      May 11, 1998           By:    /s/ Frank L. Jennings
          ----------------              --------------------------------
                                        Frank L. Jennings, Chief Financial
                                        Officer and Vice President of
                                        Finance