Form 10QSB
period 1998-06-30
AMERICAN EDUCATIONAL PRODUCTS INC
filed 1998-08-19
CIK 790069

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

       [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998
                                       OR
      [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___________________ to ____________________

                         Commission file number: 0-16310

                        AMERICAN EDUCATIONAL PRODUCTS, INC.
                      ----------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

        Colorado                                            84-1012129
------------------------------                              ----------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                       Identification number)

6550 Gunpark Dr., Suite 200, Boulder, Colorado                80301
----------------------------------------------              ---------
   (Address of principal executive offices)                 (Zip Code)

                                (303) 527-3230
                              ------------------
                          (Issuer's telephone number)

                         ----------------------------
             Former name, former address, and former fiscal year,
                         if changed since last report

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of July 31, 1998 the Company had 1,017,023 shares of its $.05 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes    No X

                                     INDEX

PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements                                 Page
                                                              ----

Consolidated Balance Sheets as of June 30, 1998
  and December 31, 1997                                        2

Consolidated Statements of Operations for the three months
  and six months ended June 30, 1998 and June 30, 1997         3

Consolidated Statements of Cash Flows for the six months
  ended June 30, 1998 and June 30, 1997                        5

Consolidated Statement of Stockholders' Equity from
  January 1, 1998 through June 30, 1998                        6

Notes to Consolidated Financial Statements                     7


Item 2. Management's discussion and analysis of financial condition and results of operations

Liquidity and Capital Resources                                8

Results of Operations                                         11

PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings                                 15

Item 2.     Changes in Securities                             15

Item 3.     Defaults Upon Senior Securities                   15

Item 4.     Submission of Matters to a Vote of Security
            Holders                                           15

Item 5.     Other Information                                 15

Item 6.     Exhibits and Reports on Form 8-K                  16

           AMERICAN  EDUCATIONAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   As of June 30, 1998 and December 31, 1997

                                                June 30,     December 31,
                                                  1998           1997
                                               (Unaudited)
                                              ------------   ------------
     ASSETS
CURRENT ASSETS
  Cash                                        $   158,000    $   183,000
  Trade receivables, net of allowance of
     $95,000 and $52,000                        1,949,000      1,220,000
  Royalty receivable                              109,000        119,000
  Inventories                                   3,184,000      2,540,000
  Prepaid advertising costs                       118,000         38,000
  Other                                           137,000        139,000
                                              ------------   ------------
  TOTAL CURRENT ASSETS                          5,655,000      4,239,000

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $4,284,000 and $3,985,000,
  respectively                                  2,746,000      2,247,000

VIDEO LIBRARY, net of accumulated amortization
  of $642,000 and $580,000, respectively          298,000        359,000

INTANGIBLE ASSETS, net                          1,498,000        169,000

OTHER ASSETS                                      175,000        237,000
                                              ------------   ------------
     TOTAL ASSETS                             $10,372,000    $ 7,251,000
                                              ============   ============
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable                                $ 2,362,000    $ 1,855,000
  Current maturities of long term debt            282,000              -
  Accounts payable                                580,000        533,000
  Accrued expenses                                460,000        145,000
     TOTAL CURRENT LIABILITIES                  3,684,000      2,533,000

LONG TERM DEBT, less current maturities         1,220,000              -

COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 50,000,000
     shares authorized none issued or
     outstanding                                        -              -
  Common stock; $0.05 par value; 100,000,000
     shares authorized; 1,005,606 and 922,872
     shares issued and outstanding                 50,000         46,000
  Additional paid in capital                    6,919,000      6,504,000
  Accumulated deficit                          (1,501,000)    (1,832,000)
                                              ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY                 5,468,000      4,718,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $10,372,000    $ 7,251,000
                                              ============   ============

           AMERICAN  EDUCATIONAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          for the Three Months ended June 30, 1998 and June 30, 1997
                                  (Unaudited)

                                                June 30,       June 30,
                                                  1998           1997
                                              ------------   ------------
INCOME:
  Net sales                                   $ 2,555,000    $ 2,544,000
  Cost of goods sold                            1,462,000      1,521,000
                                              ------------   ------------
     Gross profit                               1,093,000      1,023,000

  OPERATING EXPENSES:
     Advertising and catalog costs                 53,000         22,000
     Other marketing                              275,000        223,000
                                              ------------   ------------
     Total marketing                              328,000        245,000
     General and administrative                   343,000        380,000
                                              ------------   ------------
  Total operating expenses                        671,000        625,000
                                              ------------   ------------
OPERATING INCOME                                  422,000        398,000
  Interest expense                                (70,000)       (95,000)
                                              ------------   ------------
INCOME BEFORE INCOME TAXES                        352,000        303,000
  Income tax  benefit (expense)                         -              -
                                              ------------   ------------
     NET INCOME                               $   352,000    $   303,000
                                              ============   ============
Basic earnings per share                      $      0.36    $      0.33
                                              ============   ============
Diluted earnings per share                    $      0.32    $      0.33
                                              ============   ============
Weighted average number of common shares
  outstanding                                     980,000        918,000
Effect of dilutive securities                     105,000              -
                                              ------------   ------------
Weighted average number of common shares
  outstanding plus dilutive securities          1,085,000        918,000
                                              ============   ============

           AMERICAN  EDUCATIONAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           for the Six Months ended June 30, 1998 and June 30, 1997
                                  (Unaudited)

                                                June 30,       June 30,
                                                  1998           1997
                                              ------------   ------------
INCOME:
  Net sales                                   $ 4,402,000    $ 4,165,000
  Cost of goods sold                            2,655,000      2,632,000
                                              ------------   ------------
     Gross profit                               1,747,000      1,533,000

OPERATING EXPENSES:
  Advertising and catalog costs                    88,000         32,000
  Other marketing                                 485,000        408,000
                                              ------------   ------------
     Total marketing                              573,000        440,000

  General and administrative                      705,000        688,000
                                              ------------   ------------
     Total operating expenses                   1,278,000      1,128,000
                                              ------------   ------------
OPERATING INCOME                                  469,000        405,000

  Interest expense                               (138,000)      (157,000)
                                              ------------   ------------
INCOME BEFORE INCOME TAXES                        331,000        248,000

  Income tax  benefit (expense)                         -              -
                                              ------------   ------------
NET INCOME                                    $   331,000    $   248,000
                                              ============   ============
Basic earnings per share                      $      0.34    $      0.27
                                              ============   ============
Diluted earnings per share                    $      0.31    $      0.27
                                              ============   ============
Weighted average number of common shares
  outstanding                                     960,000        917,000
Effect of dilutive securities                      93,000              -
                                              ------------   ------------
Weighted average number of common shares
  outstanding plus dilutive securities          1,053,000        917,000
                                              ============   ============

           AMERICAN  EDUCATIONAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the Six Months ended June 30, 1998 and June 30, 1997
                                  (Unaudited)

                                                June 30,       June 30,
                                                  1998           1997
                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $   331,000    $   248,000
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Depreciation                                 299,000        365,000
     Amortization                                 109,000        150,000
     Bad debt expense                              17,000          5,000
     Changes in operating assets and
      liabilities:
        Decrease (increase) in operating
          assets:
        Accounts receivable                      (738,000)      (997,000)
        Inventories                              (633,000)        54,000
        Prepaid advertising                      (118,000)        (37,000)
        Other                                     108,000          8,000
     Increase (decrease) in operating
      liabilities:
        Accounts payable                          (45,000)       (18,000)
        Accrued expenses                           97,000         (1,000)
                                              ------------   ------------
Net cash provided (used) by operating
     activities                                  (573,000)      (223,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (219,000)      (138,000)
  Cash paid for acquisitions                     (250,000)             -
                                              ------------   ------------
Net cash provided (used) by investing
       activities                                (469,000)      (138,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long
     term debt                                    796,000      1,275,000
  Payments on notes payable and long
     term debt                                   (197,000)      (910,000)
  Net proceeds from the sale of stock             418,000          4,000
                                              ------------   ------------
  Net cash provided (used) by financing
       activities                               1,017,000        369,000
                                              ------------   ------------
NET INCREASE (DECREASE) IN CASH                   (25,000)         8,000

Cash, at beginning of period                      183,000        107,000
                                              ------------   ------------
Cash, at end of period                        $   158,000    $   115,000
                                              ============   ============

                       AMERICAN  EDUCATIONAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 January 1, 1998 through June 30, 1998
                                              (Unaudited)


                                      COMMON STOCK       Additional
                                 Number                     Paid
                                   of         Common         in        (Accumulated
                                 Shares        Stock       Capital       Deficit)        Total
                             ------------  -----------  ------------  -------------  -------------
Balance as of January 1, 1998    922,872   $   46,000   $6,504,000    $(1,832,000)   $  4,718,000

Sale of common stock under the
 employee stock purchase plan        517            -        3,000              -           3,000

Exercise of options               25,284        1,000      139,000              -         140,000

Exercise of warrants              56,933        3,000      273,000              -         276,000

Net income                             -            -            -        331,000         331,000
                             ------------  -----------  ------------  -------------  -------------
Balance as of June 30, 1998    1,005,606   $   50,000   $6,919,000    $(1,501,000)   $  5,468,000
                             ============  ===========  ============  =============  =============

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 -- Presentation
----------------------
In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the three months and the six months ended June 30, 1998 and 1997. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

Note 2 -- Forward-Looking Statements
------------------------------------
In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

Note 3 -- Acquisition of National Teaching Aids, Inc.
-----------------------------------------------------
During the second quarter, AMEP acquired all of the outstanding stock of Learning and Leisure, Inc., a New York corporation, and its wholly owned subsidiary, National Teaching Aids, Inc. ("NTA"). The acquisition will be recorded using the purchase method of accounting in accordance with APB 16. The total purchase price approximated $2,000,000 including liabilities assumed. Payments for the acquisition included $250,000 cash at closing; a promissory note with a principal balance of $950,000 requiring annual principal payments of $237,500 plus accrued interest at 7.5%; a license agreement requiring four annual payments of $100,000 each; and consulting contracts requiring quarterly payments through June, 2000 of $37,500 each. Results of operation of NTA are included in the consolidated financial statements commencing June 1, 1998.

Note 4 -- Subsequent Event
--------------------------
Subsequent to June 30, 1998, AMEP acquired substantially all the assets of Summit Learning, a direct mail distributor of educational products. The purchase price will approximate $1,600,000 and required a down payment of $300,000 plus a promissory note bearing interest at 8.5% annually for the balance. The note requires monthly principal payments of $125,000 plus accrued interest. Results of operation of Summit Learning will be included in the Company's consolidated financial statement commencing July 1, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the financial condition and results of operation for American Educational Products, Inc. and Subsidiaries ("AMEP" or the "Company"). AMEP currently has three operating subsidiaries: Hubbard Scientific, Inc. ("Hubbard"), Scott Resources, Inc. ("Scott"), and National Teaching Aids, Inc. ("NTA").

Effective April 17, 1998, AMEP acquired NTA for a cash payment of $250,000 plus future payments approximating $1,650,000. During April and May, 1998, the operation of NTA was relocated to the Company's existing facility in Chippewa Falls, WI. The Company was able to resume NTA operation in June and, accordingly, the operating results of NTA were consolidated with the Company commencing June 1, 1998.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in this quarterly report.

Liquidity and Capital Resources -- June 30, 1998, Compared to December 31,
1997
----------------------------------------------------------------------------
The Company continued to improve its liquidity and capital resources during the first half of 1998. Earnings before interest, taxes, depreciation, and amortization were $877,000.

The Company's asset based financing arrangement with U. S. Bancorp Republic Commercial Finance, Inc. expires on April 30, 2000, and provides for borrowings up to $2,800,000. Certain amounts available to be borrowed under the agreement are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. As of June 30,1998, the borrowing base formula limited total borrowings to $2,800,000. Borrowings are collateralized by substantially all the Company's assets. Interest, computed at a floating rate plus 2%, is payable monthly. In addition, the Company is required to make minimum monthly principal payments of $20,000.

The borrowing agreement contains a demand provision such that the lender can demand repayment at any time. Accordingly, the entire balance of outstanding payments is reflected as a current liability. The lender has not indicated that it will demand payment during 1998 and management does not expect to receive such a demand. Should such a demand be made, the Company would not have the funds available. However, the Company's improved financial condition should allow it to obtain the necessary funds via either an equity placement or alternate borrowing arrangements.

The Company believes that the funds available to it in 1998 will be adequate to meet its operating requirements. The source of these funds will be cash flow from operations and additional borrowings available under the arrangement with its lender. The Company intends to install new computer software and hardware during 1998. Substantially all of the arrangements required to finance that installation were completed during 1997. Any acquisition activity undertaken by the Company during 1998 would be contingent upon obtaining the necessary financing.

Effective April 17, 1998, AMEP acquired all of the outstanding stock of Learning and Leisure, Inc., a New York corporation, ("L & L"). L & L owns 100% of the common stock of National Teaching Aids, Inc., a developer and manufacturer of science products for the K - 12 market. The purchase price of approximately $2,000,000 consists of a $250,000 cash down payment and long term financing provided by the seller.

Subsequent to June 30, 1998, AMEP acquired substantially all the assets of Summit Learning, a direct mail distributor of educational products. The purchase price of approximately $1,600,000 consisted of a $300,000 down payment plus short term financing provided by the seller.

The Company reported a 15% working capital increase during the first six months of 1998. Current assets of $5,655,000 increased by $1,416,000 from December 31, 1997 and current liabilities increased by $1,151,000 from $2,533,000 to $3,684,000. As a result, working capital increased from $1,706,000 to $1,971,000 and the current ratio fell from 1.7 to 1.5.

Total assets increased by $3,121,000 from $7,251,000 at December 31, 1997, to $10,372,000 at June 30, 1998, an increase of 43%. During the same period, total liabilities increased by $2,371,000 from $2,533,000 to $4,904,000, an increase of 94%. The increase in assets and liabilities reflects the acquisition of NTA plus normal seasonal increases in business activity. Stockholders' equity increased $750,000, or 16%, from $4,718,000. The increase in equity reflects proceeds from the exercise of outstanding stock warrants and stock options plus net income for the period.

Accounts receivable increased from $1,220,000 at December 31, 1997, to $1,949,000 at June 30, 1998, an increase of $729,000 or 60%. This increase is consistent with seasonal sales patterns under which second quarter sales exceed fourth quarter sales.

The royalty receivable of $109,000 as of June 30, 1998 results from the sale of Churchill and represents royalties expected to be received during the next twelve months.

Inventories increased from $2,540,000 at the end of 1997 to $3,184,000 at June 30, 1998, an increase of $644,000 or 25%. Inventories increased because of the NTA acquisition plus increased purchasing and production activity in anticipation of third quarter sales.

Prepaid advertising costs increased from $38,000 at December 31, 1997, to $118,000 at June 30, 1998. This increase is due to investment in the spring 1998 catalog program offset by partial amortization of this program.

Net property and equipment increased from $2,247,000 at December 31, 1997, to $2,746,000 at June 30, 1998, a increase of $499,000 or 22%. The increase resulted from the acquisition of NTA plus the costs of the new computer system installed by the Company during 1998. The increase was offset by depreciation expense of $299,000.

Video and film library costs decreased from $359,000 at December 31, 1997, to $298,000 at June 30, 1998, a decrease of $61,000 or 17%. The decrease consists entirely of regular monthly amortization.

Intangible assets increased from $169,000 at December 31, 1997, to $1,498,000 at June 30, 1998, an increase of $1,329,000 . The increase resulted from the acquisition of NTA.

Other assets decreased from $237,000 at December 31, 1997, to $175,000 at June 30, 1998. Other assets declined because of royalty payments received from the purchaser of Churchill Media.

Accounts payable and accrued expenses increased by $362,000 from $678,000 at December 31, 1997, to $1,040,000 at June 30, 1998, reflecting the increased needs generated by second quarter activity and to reflect the acquisition of NTA.

At June 30, 1998, the Company had increased its borrowings under its working capital line of credit facility by $507,000 to reflect the increased needs and borrowing capacity generated by second quarter sales and to reflect the acquisition of NTA.

Long-term debt, including current maturities, increased $1,502,000 primarily to reflect the acquisition of NTA.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's short-term liquidity or capital resources.

Year 2000 Issue
---------------
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operations; including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based upon a recent assessment, the Company determined that it was required to upgrade or replace certain portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999.

During 1998, the Company continued its implementation of computer hardware and software that is Year 2000 compliant. Resources were devoted to the installation of computer systems and training related to the new system. It is expected that the new system will be fully installed and operational during 1998.

The Company presently believes that with upgrades of existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such upgrades and conversions are not made, or are not completed or available timely, the Year 2000 Issue could have a material impact on the operations of the Company. Furthermore, the Company could be adversely effected by the failure of various third parties, such as customers and suppliers, to remediate their own Year 2000 Issue. Although the Company has initiated formal communications with its significant suppliers and large customers to determine the potential impact upon the Company, it has not completed its preliminary assessment.

Total costs of upgrades, replacements and related training are estimated to be $300,000. Substantially all of those expenditures will occur during 1998. Financing for the costs is available under the Company's various financing arrangements.

In view of the foregoing, there is reasonable assurance that the Year 2000 Issue will not have a material adverse effect upon the Company. However, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted, or that failure to convert by another company or organization, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

Results of Operations -- Three months ended June 30, 1998, Compared to the Three months ended June 30, 1997
----------------------------------------------------------------------------
The Company's revenues were $2,555,000 in the second quarter of 1998, compared to the same period 1997 revenues of $2,544,000. Sales for 1998 are similar to 1997 sales primarily because increased sales to domestic distributors were offset by a decrease in international shipments.

The cost of goods sold for the quarter ended June 30, 1998, was $1,462,000, a decrease of $59,000 or 4% from the same period 1997 amount of $1,521,000.

Consolidated gross profits for the second quarter of 1998 were $1,093,000, an increase of $70,000 or 7% from the same period 1997 gross profits of $1,023,000. As a percentage of sales, the second quarter gross margin increased from 40% in 1997 to 43% in 1998.

Actual gross margin percent is sensitive to actual production levels and can vary significantly between periods. The Company incurs certain operating expenses, such as depreciation, occupancy, and indirect personnel costs each period. When production levels are low, such costs are not applied to inventory and the result is an unfavorable cost variance in cost of sales. Similarly, when production levels are high, such costs are applied to inventory and the result is a favorable cost variance in cost of sales.
During the second quarter of 1998, production levels were higher than those of the second quarter of 1997, resulting in improved margins. In addition, the margin improved because certain selling prices were increased for 1998.

The advertising component of marketing costs for the second quarter of 1998 was $53,000, an increase of $31,000 or 141% from the same period 1997 cost of $22,000. Advertising costs as percent of sales were 2% of sales in the second quarter of 1998 and 1% of sales in the second quarter of 1997. Hubbard and Scott produce direct mail catalogs featuring their manufactured products.

Other marketing costs for the second quarter of 1998 were $275,000, an increase of $52,000 or 23% from the same period 1997 cost of $223,000. Other marketing costs as a percentage of sales were 11% in the second quarter of 1998, and 9% in the second quarter of 1997.

General and administrative expenses were $343,000, a decrease of $37,000 or 10% from the second quarter 1997 G & A expense of $380,000. G & A costs as a percent of sales were 13% in the second quarter of 1998 and 15% in the second quarter of 1997.

Total operating costs increased 7% from $625,000 in the second quarter of 1997 to $671,000 in the second quarter of 1998. Operating costs as a percentage of sales approximated 26% in the second quarter of 1998 and 25% during the same period in 1997.

Interest expense decreased from $95,000 in the second quarter of 1997 to $70,000 in the second quarter of 1998, a decrease of $25,000 or 26%. The decreased interest expense is the result of lower debt levels made possible by cash flow from operations and proceeds from the exercise of common stock warrants and stock options.

The Company did not recognize any income tax expense for the second quarter of 1998. During preceding quarters, all income tax liabilities had been offset against operating losses. The Company has net operating loss carryovers of approximately $3,500,000 available for income tax purposes. Subject to certain restrictions imposed by the Internal Revenue Code, the Company will be able to offset those carryforwards against future taxable income, if any, and will be able to record a benefit from those carryforwards when they appear to be realizable. For 1998, it appears that the carryover will allow the Company to eliminate substantially all income tax expense that might be incurred.

Net income for the second quarter of 1998 was $352,000, compared with net income of $303,000 in the same period of 1997. The income per share was $0.36 for the second quarter of 1998, compared to income per share of $0.33 for the second quarter of 1997.

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

Results of Operations -- Six months ended June 30, 1998, Compared to the Six months ended June 30, 1997
----------------------------------------------------------------------------
The Company's revenues were $4,402,000 in the first half of 1998, an increase of $237,000 or 6% from the same period 1997 revenues of $4,165,000.

The cost of goods sold for the six months ended June 30, 1998, was $2,655,000, an increase of $23,000 or 1% from the same period 1997 amount of $2,632,000.

Consolidated gross profits for the first six months of 1998 were $1,747,000, an increase of $214,000 or 14% from the same period 1997 gross profits of $1,533,000. As a percentage of sales, gross margin increased from 37% in the first six months of 1997 to 40% in the first six months of 1998.

Actual gross margin percent is sensitive to actual production levels and can vary significantly between periods. The Company incurs certain operating expenses, such as depreciation, occupancy, and indirect personnel costs each period. When production levels are low, such costs are not applied to inventory and the result is an unfavorable cost variance in cost of sales. Similarly, when production levels are high, such costs are applied to inventory and the result is a favorable cost variance in cost of sales. During the first half of 1998, production levels were slightly higher than those of the first half of 1997, resulting in improved margins. In addition, the margin improved because certain selling prices were increased for 1998.

The advertising component of marketing costs for the first six months of 1998 was $88,000, an increase of $56,000 or 175% from the same period 1997 cost of $32,000. Advertising costs as percent of sales were 2% of sales in the first six months of 1998 and 1% of sales in the first six months of 1997. Hubbard and Scott produce direct mail catalogs featuring their manufactured products.

Other marketing costs for the first six months of 1998 were $485,000, an increase of $77,000 or 19% from the same period 1997 cost of $408,000. Other marketing costs as a percentage of sales were 11% in the first six months of 1998, and 10% in the first six months of 1997.

General and administrative expenses were $705,000, an increase of $17,000 or 3% from the same period 1997 G & A expense of $688,000. G & A costs as a percent of sales were 16% in the first six months of 1998 and 17% in the first six months of 1997.

Total operating costs increased 13% from $1,128,000 in the first six months of 1997 to $1,278,000 in the first six months of 1998. Operating costs as a percentage of sales approximated 29% in the first six months of 1998 and 27% during the same period of 1997.

Interest expense decreased from $157,000 in the first six months of 1997 to $138,000 in the first six months of 1998, a decrease of $19,000 or 12%. The decreased interest expense is the result of lower debt levels made possible by cash flow from operations and proceeds from the exercise of common stock warrants and stock options.

The Company did not recognize any income tax expense for the first half of 1998. During preceding quarters, all income tax liabilities had been offset against operating losses. The Company has net operating loss carryovers of approximately $3,500,000 available for income tax purposes. Subject to certain restrictions imposed by the Internal Revenue Code, the Company will be able to offset those carryforwards against future taxable income, if any, and will be able to record a benefit from those carryforwards when they appear to be realizable. For 1998, it appears that the carryover will allow the Company to eliminate substantially all income tax expense that might be incurred.

Net income for the first six months of 1998 was $331,000, compared with net income of $248,000 in the same period of 1997. Income per share was $0.34 for the first six months of 1998, compared to income per share of $0.27 for the first six months of 1997.

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

     None.

Item 3.  Default Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     The Registrant held its annual meeting of stockholders on June 9, 1998. At that meeting, the stockholders voted upon the following matters:

     1.   Election of Directors
          ---------------------
          The following persons were elected to serve as directors of the
          Registrant:

                                      VOTES         VOTES
                                       FOR        WITHHELD
                                    --------      ---------
          Clifford C. Thygesen       832,007        25,410
          Dr. Robert A. Scott        831,942        25,475
          Clifford L. Neuman         831,942        25,475
          Dr. Wayne R. Kirschling    832,213        25,204
          Stephen G. Calandrella     832,213        25,204
          Steven B. Lapin            832,213        25,204
          Richard J. Ciurczak        832,213        25,204

     2.   1997 Stock Incentive Plan - Additional Shares
          ---------------------------------------------
          A proposal to increase the total number of shares that may be issued pursuant to the exercise of options granted under the Company's 1997 Stock Incentive Plan by an additional 200,000 shares was defeated by the following votes:

          FOR               213,426
          AGAINST           335,206
          ABSTAIN             1,080

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     Exhibits:  None.

     Reports on Form 8-K:

     1. On May 1, 1998, the Registrant filed a Current Report on Form 8-K dated April 17, 1998, related to the acquisition of Learning and Leisure, Inc., a New York corporation, and its wholly owned subsidiary, National Teaching Aids, Inc. The report included:

           Item 2: Acquisition of Assets
           Exhibits: Stock Purchase Agreement dated April 13, 1998

     2. On June 30, 1998, the Registrant filed a Current Report on form 8-K dated June 30, 1998, related to the acquisition of Learning and Leisure Inc., a New York corporation, and its wholly owned subsidiary, National Teaching Aids, Inc. The report included:

           Item 7: Financial Statements and Exhibits.

                                   SIGNATURE


     In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN EDUCATIONAL PRODUCTS, INC.



Dated: August 17, 1998        By:  /s/ Clifford C. Thygesen
       ----------------           -----------------------------------------
                                  Clifford C. Thygesen, President



Dated: August 17, 1998        By:  /s/ Frank L. Jennings
       ----------------           -----------------------------------------
                                  Frank L. Jennings, Chief Financial Officer
                                  and Vice President of Finance