Form 10QSB
period 1998-09-30
AMERICAN EDUCATIONAL PRODUCTS INC
filed 1998-11-18
CIK 790069

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission file number: 0-16310


                      AMERICAN EDUCATIONAL PRODUCTS, INC.
              --------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


           Colorado                                     84-1012129
---------------------------------               --------------------------
 (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                 Identification Number)

          6550 Gunpark Drive, Suite 200, Boulder, Colorado     80301
        --------------------------------------------------------------
        (Address of principal executive officers)           (Zip Code)

                                (303) 527-3230
                          --------------------------
                          (Issuer's Telephone Number)


           ---------------------------------------------------------
             Former name, former address, and formal fiscal year,
                         if changed since last report


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                                               Yes [X]  No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                               Yes [ ]  No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 10, 1998 the Company had 1,048,190 shares of its $0.05 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one).  Yes [ ]  No [X]

                                     INDEX

                        PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements                                      Page
                                                                    ----

     Consolidated Balance Sheets as of September 30, 1998
          and December 31, 1997                                       3

     Consolidated Statements of Operations for the three
          months ended September 30, 1998 and September 30, 1997      4

     Consolidated Statements of Operations for the nine months
          ended September 30, 1998 and September 30, 1997             5

     Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1998 and September 30, 1997             6

     Consolidated Statement of Stockholders' Equity from
          January 1, 1998 through September 30, 1998                  7

     Notes to Consolidated Financial Statements                       8

Item 2. Management's discussion and analysis of financial condition and results of operations

     Liquidity and Capital Resources                                  9

     Results of Operations                                            9


                         PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                          10

Item 2.   Changes in Securities                                      10

Item 3.   Defaults Upon Senior Securities                            10

Item 4.   Submission of Matters to a Vote of Security Holders        10

Item 5.   Other Information                                          10

Item 6.   Exhibits and Reports on Form 8-K                           10

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                As of September 30, 1998 and December 31, 1997

                                                  September 30,  December 31,
                                                      1998           1997
                                                   (Unaudited)
                                                  -------------  -------------

                                    ASSETS
                                    ------
CURRENT ASSETS
  Cash                                           $    277,000    $   183,000
  Trade receivables, net of allowance
   of $233,000 and $52,000                          2,488,000      1,220,000
  Royalty receivable                                  113,000        119,000
  Inventories                                       3,464,000      2,540,000
  Prepaid  advertising costs                          314,000         38,000
  Other                                               135,000        139,000
                                                 -------------   -------------
     TOTAL CURRENT ASSETS                           6,791,000      4,239,000

PROPERTY AND EQUIPMENT, net of accululated
  depreciation of $4,456,000 and $3,985,000,
  respectively                                      2,810,000      2,247,000

VIDEO LIBRARY, net of accumulated depreciation
  of $673,000 and $580,000, respectively              267,000        359,000

INTANGIBLE ASSETS, net                              1,449,000        169,000

OTHER ASSETS                                          634,000        237,000
                                                 -------------   -------------

TOTAL ASSETS                                     $ 11,951,000    $ 7,251,000
                                                 =============   =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABLITIES
  Notes payable                                  $  2,645,000    $ 1,855,000
  Current maturities of long term debt                282,000              -
  Accounts payable                                  1,082,000        533,000
  Accrued expenses                                    611,000        145,000
                                                 -------------   -------------
     TOTAL CURRENT LIABILITIES                      4,620,000      2,533,000

LONG TERM DEBT                                      1,172,000              -

COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value;
     50,000,000 shares authorized;
     none issued or outstanding                             -              -
  Common stock; $.05 par value;
     100,000,000 shares authorized;
     1,034,323 and 922,872 shares
     issued and outstanding                            51,000         46,000
  Additional paid in capital                        6,972,000      6,504,000
  (Accumulated deficit)                              (864,000)    (1,832,000)
                                                 -------------   -------------
     TOTAL STOCKHOLDERS' EQUITY                     6,159,000      4,718,000
                                                 -------------   -------------

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY         $11,951,000     $7,251,000
                                                 =============   =============


             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

     for the Three Months ended September 30, 1998 and September 30, 1997
                                  (Unaudited)

                                                  September 30,  September 30,
                                                      1998           1997
                                                  -------------  -------------

INCOME
  Net sales                                      $  4,540,000    $ 2,592,000
  Cost of goods sold                                2,526,000      1,577,000
                                                 -------------   -------------
     Gross profit                                   2,014,000      1,015,000

OPERATING EXPENSES
  Advertising and catalog costs                       446,000         19,000
  Other marketing                                     342,000        221,000
                                                 -------------   -------------
     Total marketing                                  788,000        240,000

  General and administrative                          482,000        327,000
                                                 -------------   -------------
     Total operating expenses                       1,270,000        567,000
                                                 -------------   -------------

OPERATING INCOME                                      744,000        448,000

  Interest (expense)                                 (106,000)       (91,000)

INCOME BEFORE INCOME TAXES                            638,000        357,000

  Income tax benefit (expense)                              -              -
                                                 -------------   -------------

NET INCOME                                       $    638,000    $   357,000
                                                 =============   =============

Basic earnings per share                         $       0.63    $      0.39
                                                 =============   =============

Diluted earnings per share                       $       0.57    $      0.36
                                                 =============   =============

Weighted average number of common shares
  outstanding                                       1,009,000        918,000
Effect of dilutive securities                         116,000         78,000
                                                 -------------   -------------

Weighted average number of common shares
  outstanding plus dilutive securities              1,125,000        996,000
                                                 =============   =============


             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

      for the Nine Months ended September 30, 1998 and September 30, 1997
                                  (Unaudited)

                                                  September 30,  September 30,
                                                      1998           1997
                                                  -------------  -------------

INCOME
  Net sales                                      $  8,944,000    $ 6,757,000
  Cost of goods sold                                5,181,000      4,208,000
                                                 -------------   -------------
     Gross profit                                   3,763,000      2,549,000

OPERATING EXPENSES
  Advertising and catalog costs                       534,000         52,000
  Other marketing                                     824,000        628,000
                                                 -------------   -------------
     Total marketing                                1,358,000        680,000

  General and administrative                        1,194,000      1,016,000
                                                 -------------   -------------
     Total operating expenses                       2,552,000      1,696,000
                                                 -------------   -------------

OPERATING INCOME                                    1,211,000        853,000

  Interest (expense)                                 (244,000)      (248,000)

INCOME BEFORE INCOME TAXES                            967,000        605,000

  Income tax benefit (expense)                              -              -
                                                 -------------   -------------

NET INCOME                                       $    967,000    $   605,000
                                                 =============   =============

Basic earnings per share                         $       1.01    $      0.66
                                                 =============   =============

Diluted earnings per share                       $       0.91    $      0.64
                                                 =============   =============

Weighted average number of common shares
  outstanding                                         960,000        917,000
Effect of dilutive securities                         104,000         26,000
                                                 -------------   -------------
Weighted average number of common shares
  outstanding plus dilutive securities              1,064,000        943,000
                                                 =============   =============


             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

      for the Nine Months ended September 30, 1998 and September 30, 1997
                                  (Unaudited)

                                                  September 30,  September 30,
                                                      1998           1997
                                                  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    967,000    $   605,000
  Adjustments to reconcile net income to
     cash provided by operating activities:
Depreciation                                          470,000        525,000
     Amortization                                     191,000        223,000
     Bad debt expense                                  28,000          8,000
     Changes in operating assets and liabilities:
Decrease (increase) in operating assets:
          Accounts receivable                        (625,000)      (787,000)
          Inventories                                  45,000         39,000
          Prepaid advertising costs                  (126,000)       (58,000)
          Other                                       200,000         59,000
       Increase (decrease) in operating
          liabilities:
          Accounts payable                            451,000       (195,000)
          Accrued expenses                            255,000          6,000
                                                 -------------   -------------
     Net cash provided (used) by operating
       activities                                   1,856,000        425,000

CASH FLOWS FROM INVESTING ACTIVITIES ACTIVITIES:
  Purchase of property and equipment                 (497,000)      (210,000)
  Cash paid for acquisitions,
     net of cash acquired                            (525,000)
                                                 -------------   -------------
     Net cash provided (used) by investing
       activities                                  (1,022,000)      (210,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and
     long term debt                                 1,096,000      2,800,000
  Payments on notes payable and long term debt     (2,309,000)    (2,919,000)
  Proceeds from the sale of stock                     473,000          9,000
                                                 -------------   -------------
     Net cash provided (used) by financing
       activities                                    (740,000)      (110,000)
                                                 -------------   -------------

NET INCREASE IN CASH                                   94,000        105,000

Cash, at beginning of period                          183,000        107,000
                                                 -------------   -------------

Cash, at end of period                           $    277,000    $   212,000
                                                 =============   =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
  Debt incurred in connection
     with acquisitions                              2,907,000



                         AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                              January 1, 1998 through September 30, 1998
                                              (Unaudited)

                                   COMMON STOCK
                            --------------------------
                                                          Additional
                             Number of       Common         Paid in     (Accumulated
                              Shares          Stock         Capital       Deficit)         Total
                           -------------  -------------  -------------  -------------  -------------

Balance as of
  January 1, 1998               922,872   $     46,000   $  6,504,000   $ (1,832,000)  $  4,718,000

Sale of common stock
  under the employee
  stock purchase plan             1,367              -          4,000              -          4,000

Exercise of options              48,151          2,000        190,000              -        192,000

Exercise of warrants             61,933          3,000        275,000              -        278,000

Net income                             -             -              -        967,000        967,000
                           -------------  -------------  -------------  -------------  -------------

Balance as of
  September 30, 1998          1,034,323   $     51,000   $  6,972,000   $   (865,000)  $  6,159,000
                           =============  =============  =============  =============  =============


             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 -- Presentation
----------------------
In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the three months and the nine months ended September 30, 1998 and 1997. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

Note 3 -- Acquisition of National Teaching Aids, Inc.
-----------------------------------------------------
During 1998, American Educational Products, Inc. (the "Company" or "AMEP") acquired all of the outstanding stock of Learning and Leisure, Inc., a New York corporation, and its wholly owned subsidiary, National Teaching Aids, Inc. ("NTA"). The acquisition was recorded using the purchase method of accounting in accordance with APB 16. The total purchase price approximated $2,000,000 including liabilities assumed. Payments for the acquisition included $250,000 cash at closing, a promissory note with a principal balance of $950,000 requiring annual principal payments of $237,000 plus accrued interest at 7.5%, a license agreement requiring four annual payments $100,000 each, and consulting contracts requiring quarterly payments through June 30, 2000 of $37,500 each. Results of operations of NTA are included in the consolidated financial statements commencing June 1, 1998.

Note 4 -- Acquisition of Summit Learning
----------------------------------------
On August 4, 1998, SL Distribution, Inc. ("SL"), a wholly owned subsidiary of AMEP, completed the acquisition of certain assets of SV Distribution Company ("SV"), a wholly owned subsidiary of Steck-Vaughn Publishing Company ("Steck-Vaughn"), a unit of Harcourt General, Inc. Pursuant to the definitive Asset Purchase and Sale Agreement (the "Agreement") dated as of August 4, 1998, SL purchased substantially all of the tangible and intangible assets (the "Assets") used in connection with the distribution of supplemental educational products through the direct mailing of catalogs under the names "Summit Learning" and "Young Explorers" (the "Business").

The purchase price paid by the Company to Steck-Vaughn for the Assets of the Business was $1,621,743 (subject to future adjustments), of which $300,000 was paid in cash at closing and the balance of the purchase price, with interest at the rate of 8.5% per annum, was evidenced by a Promissory Note payable in monthly principal installments of $125,000 each which, together with interest thereon, commence on August 1, 1998 and continue until July 1, 1999 when the entire outstanding principal balance, together with any accrued and unpaid interest shall be due and payable in full. The down payment was funded by AMEP's available working capital resources. Subsequent to August 4, 1998, the consumer catalog portion of the business known as Young Explorers was sold to a third party.

The acquisition was recorded using the purchase method of accounting in accordance with APB 16. Total acquisition costs approximating $1,700,000 (including legal, accounting, and other expenses incurred) were allocated to various assets based upon their estimated fair value. Pursuant to a management contract under which AMEP assumed operational control over the Summit Learning business on July 1, 1998, the results of operations of Summit Learning were included in the Company's consolidated financial statements commencing July 1, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the financial condition and results of operation for American Educational Products, Inc. and Subsidiaries ("AMEP" or the "Company"). AMEP currently has four operating subsidiaries: Hubbard Scientific, Inc. ("Hubbard"), Scott Resources, Inc. ("Scott"), National Teaching Aids, Inc. ("NTA"), and SL Distribution, Inc. dba Summit Learning ("Summit").

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

Effective August 4, 1998, AMEP acquired the business known as Summit Learning for a cash payment of $300,000 plus future payments approximating $1,300,000. Pursuant to a management contract, AMEP assumed operational control of the Summit Learning business effective July 1, 1998. Accordingly, the operating results of Summit were consolidated with the Company commencing July 1, 1998.

Comparisons between 1998 and 1997 are affected by these acquisitions.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in this quarterly report.


Liquidity and Capital Resources - September 30, 1998 Compared to December 31,
1997
-----------------------------------------------------------------------------

The Company continued to improve its liquidity and capital resources during the first nine months of 1998. Earnings before interest, taxes, depreciation, and amortization were $1,872,000 for the nine month period. In addition, the Company increased its equity as various option and warrant holders exercised their rights to purchase additional shares of Company stock.

The Company has an asset based financing arrangement with U.S. Bancorp Republic Commercial Finance, Inc. that expires on April 30, 2000. It provides for borrowings up to $2,800,000. Certain amounts available to be borrowed under the agreement are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. As of September 30, 1998, the borrowing base formula limited total borrowings to $2,300,000. Borrowings are collateralized by substantially all the Company's assets. Interest, computed at a floating rate plus 2%, is payable monthly.
In addition, the Company is required to make minimum monthly principal payments of $20,000.

The borrowing agreement contains a demand provision such that the lender can demand repayment at any time. Accordingly, the entire balance of outstanding payments is reflected as a current liability. The lender has not indicated that it will demand payment in 1998 and management does not expect to receive such a demand. Should such a demand be made, the Company would not have the funds available. However, the Company's improved financial condition may allow it to obtain the necessary funds via either an equity placement or alternate borrowing arrangements.

The Company believes that the funds available to it in 1998 will be adequate to meet its operating requirements. The source of these funds will be cash flow from operations and additional borrowings available under the arrangement with its lender. The Company installed new computer software and hardware during 1998. Substantially all of the arrangements required to finance that installation were completed during 1997.

For the acquisitions completed during the first nine months of 1998, the Company's working capital resources were sufficient to fund the down payments that were due on the date of closing. The remainder of the purchase price for each acquisition was provided by the respective sellers.

Effective April 17, 1998, AMEP acquired all of the outstanding stock of Learning and Leisure, Inc., a New York corporation ("L&L"). L&L owns 100% of the common stock of National Teaching Aids, Inc., a developer and manufacturer of science products for the K-12 market. The purchase price of approximately $1,900,000 consists of a $250,000 cash down payment plus long term financing provided by the seller.

Effective August 4, 1998, AMEP acquired the business known as Summit Learning. AMEP had originally started this business in 1987 and had sold it to Steck-Vaughn Publishing Company in 1995. Steck-Vaughn decided to dispose of the business after they were acquired by Harcourt General, Inc. in 1997. Sales proceeds from the 1995 sale approximated $3,982,000. The 1998 purchase price of approximately $1,600,000 consists of $300,000 cash down payment plus short term financing provided by the seller.

The operation of Summit Learning during 1999 will require the Company to finance the spring catalog that is expected to be mailed on or about January 1, 1999. Management believes that the existing working capital resources will be sufficient to finance that mailing.

The Company reported a 27% working capital increase during the first nine months of 1998. Current assets of $6,791,000 increased by $2,552,000 from December 31, 1997 and current liabilities increased by $2,087,000 from $2,533,000 to $4,620,000. As a result, working capital increased from $1,706,000 to $2,171,000. The current ratio (calculated as total current assets divided by total current liabilities) was 1.5 at September 30, 1998 and
1.7 at December 31, 1997. The declining current ratio was caused by the additional short term debt incurred in connection with the two acquisitions.

Total assets increased by $4,700,000 from $7,251,000 at December 31, 1997 to $11,951,000 at September 30, 1998, an increase of 65%. During the same period, total liabilities increased by $3,259,000 from $2,533,000 to $5,792,000, an increase of 129%. Stockholders' equity increased $1,441,000, or 31%, from $4,718,000 to $6,159,000. The increase in equity reflects proceeds from the exercise of outstanding stock warrants and stock options plus net income for the period.

Accounts receivable increased from $1,220,000 at December 31, 1997, to $2,488,000 at September 30, 1998, an increase of $1,268,000 or 104%.
Approximately $600,000 of the increase relates to the Summit acquisition. The remaining increase is consistent with seasonal sales patterns under which third quarter sales exceed fourth quarter sales.

The royalty receivable of $113,000 as of September 30, 1998 represents Churchill royalties expected to be received in the next twelve months.

Inventories increased from $2,540,000 at the end of 1997 to $3,464,000 at September 30, 1998, an increase of $924,000 or 36%. Substantially all of the increase is related to the acquisitions of Summit and NTA.

Prepaid advertising costs increased from $38,000 at December 31, 1997, to $314,000 at September 30, 1998. This increase represents the prepaid advertising costs of Summit.

Net property and equipment increased from $2,247,000 at December 31, 1997, to $2,810,000 at September 30, 1998, an increase of $563,000 or 25%. The increase resulted from the acquisitions of NTA and Summit plus the costs of the new computer system installed by the Company during 1998. The increase was offset by depreciation expense of $470,000.

Video and film library costs decreased from $359,000 at December 31, 1997, to $267,000 at September 30, 1998, a decrease of $92,000 or 26%. The decrease consists entirely of regular monthly amortization.

Intangible assets increased from $169,000 at December 31, 1997, to $1,449,000 at September 30, 1998, an increase of $1,280,000 or 757%. The increase results from the acquisition of NTA.

Other assets increased from $237,000 at December 31, 1997, to $634,000 at September 30, 1998. The increase is primarily related to the acquisitions made by the Company.

Accounts payable and accrued expenses increased by $1,014,000 from $678,000 at December 31, 1997, to $1,692,000 at September 30, 1998, reflecting the increased activity levels generated by the acquisitions of NTA and Summit.

For the nine month period ending September 30, 1998, bank borrowings decreased by $156,000. Other notes payable of $946,000 represent financing related to the acquisition of Summit. Borrowings by the Company fluctuate with the seasonality of its business. Management anticipates further borrowing reductions during the fourth quarter. Consistent with prior years, borrowings are expected to increase during the first quarter of 1999.

Long-term debt, including both the current portion of $282,000 and the non-current portion of $1,172,000, primarily represents financing related to the acquisition of NTA.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's short-term liquidity or capital resources.


Year 2000 Issue
---------------

The year 2000 Issue is the result of computer programs being written using two digits rather than four to define the year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operations; including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based upon a recent assessment, the Company determined that it was required to upgrade or replace certain portions of its software so that its software so that its computer systems will properly utilize dates beyond December 31, 1999.

During 1998, the Company continued its implementation of computer hardware and software that is Year 2000 compliant. Resources were devoted to the installation of computer systems and training related to the new system. It is expected that the new system will be fully installed and operational during 1998.

The Company presently believes that with upgrades of existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such upgrades and conversions are not made, or are not completed or available in time, the Year 2000 Issue could have a material impact on the operations of the Company. Furthermore, the Company could be adversely affected by the failure of various third parties, such as customers and suppliers, to remediate their own Year 2000 Issue. Although the Company has initiated formal communications with its significant suppliers and large customers to determine the potential impact on the Company, it has not completed its preliminary assessment.


Impact of Recently Issued Accounting Standards
----------------------------------------------

Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards 131, "Disclosures About Segments of an Enterprise and Related Information," were recently issued. Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. The implementation of these new standards has not had a material effect on the financial statements and is not expected to have a material effect on future financial statements.


Results of Operations - Three months ended September 30, 1998 Compared to the Three months ended September 30, 1997
-----------------------------------------------------------------------------

The Company's revenues were $4,540,000 in the third quarter of 1998, an increase of $1,948,000 or 75% from the same period 1997 revenues of $2,592,000. The increase includes $1,900,000 attributed to Summit and $360,000 attributed to NTA.

The cost of goods sold for the quarter ended September 30, 1998, was $2,526,000, an increase of $949,000 or 60% from the same period 1997 amount of $1,577,000. The increase includes $976,000 attributed to Summit and $127,000 attributed to NTA.

Consolidated gross profits for the third quarter of 1998 were $2,014,000, an increase of $999,000 or 98% from the same period 1997 gross profits of $1,015,000. As a percentage of sales, the gross margin percent was 44% for 1998 and 39% for 1997. The overall gross margin of 44% was composed of 41% margin from manufacturing operations and 49% margin from distribution operations. The Company expects that competitive pricing pressures will reduce margins for distribution operations in future periods.

The advertising component of marketing costs for the third quarter of 1998 was $446,000, an increase of $427,000 from the same period 1997 cost of $19,000. Approximately $334,000 of the increase relates to the acquisition of Summit and the remainder relates to increased catalog mailings for Scott and Hubbard.

Other marketing costs for the third quarter of 1998 were $342,000, an increase of $121,000 or 55% from the same period 1997 cost of $221,000. Substantially all of the increase relates to the acquisition of Summit.

General and administrative expenses were $482,000, an increase of $155,000 or 47% from the third quarter 1997 G & A expense of $327,000. Most of the increase can be attributed to the acquisitions.

Total operating costs increased 124% from $567,000 in the third quarter of 1997 to $1,270,000 in the third quarter of 1998.

Interest expense increased from $91,000 in the third quarter of 1997 to $106,000 in the third quarter of 1998, an increase of $15,000 or 16%. The increase relates to debt incurred in connection with the Company's acquisitions.

The Company did not recognize any income tax benefit or expense for the third quarter of 1998. During preceding quarters, all income tax liabilities had been offset against operating losses. The Company has net operating loss carryovers of approximately $3,500,000 available for income tax purposes. Subject to certain restrictions imposed by the Internal Revenue Code, the Company will be able to offset those carryforwards against future taxable income, if any, and will be able to record a benefit from those carryforwards when they appear to be realizable. For 1998, it appears that the carryover will allow the Company to eliminate substantially all income tax expense that might be incurred.

Net income for the third quarter of 1998 was $638,000, compared with net income of $357,000 in the same period of 1997. Basic earnings per share were $0.63 for the third quarter of 1998 compared to basic earnings per share of $0.39 for the third quarter of 1997.

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


Results of Operations -- Nine months ended September 30, 1998 Compared to the Nine months ended September 30, 1997
-----------------------------------------------------------------------------

The comparison of operating results for the first nine months of 1998 to the first nine months of 1997 is affected by the acquisitions of NTA and Summit in 1998.

The Company's revenues were $8,944,000 in the first nine months of 1998, an increase of $2,187,000 or 32% from the same period 1997 revenues of $6,757,000. The increase includes $1,900,000 attributed to Summit and $595,000 attributed to NTA.

The cost of goods sold for the nine months ended September 30, 1998, was $5,181,000, an increase of $973,000 or 23% from the same period 1997 amount of $4,208,000. The increase includes $976,000 attributed to Summit and $215,000 attributed to NTA.

Consolidated gross profits for the first nine months of 1998 were $3,763,000, an increase of $1,214,000 or 48% from the same period 1997 gross profits of $2,549,000. As a percentage of sales, the gross margin percent was 42% for 1998 and 38% for 1997. The overall gross margin of 42% was composed of 40% margin from manufacturing operations and 49% margin from distribution operations. The Company expects that competitive pricing pressures will reduce margins for distribution operations in future periods.

Actual gross margin percent is sensitive to actual production levels and can vary significantly between periods. The Company incurs certain operating expenses, such as depreciation, occupancy, and indirect personnel costs each period. When production levels are low, such costs are not applied to inventory and the result is an unfavorable cost variance in cost of sales. Similarly, when production levels are high, such costs are applied to inventory and the result is a favorable cost variance in cost of sales. During the first nine months of 1998, production levels were slightly higher than those of the first nine months of 1997, resulting in improved margins.

The advertising component of marketing costs for the first nine months of 1998 was $534,000, an increase of $482,000 or 927% from the same period 1997 cost of $52,000. The increase includes $335,000 attributed to Summit and the remainder is attributed to increased mailings of the Scott and Hubbard catalogs.

Other marketing costs for the first nine months of 1998 were $824,000, an increase of $196,000 or 31% from the same period 1997 cost of $628,000. Approximately $100,000 of the increase can be attributed to Summit and the remainder is attributed to additional travel costs and trade show costs.

General and administrative expenses were $1,194,000, an increase of $178,000 or 18% compared to the first nine months of 1997 G & A expense of $1,016,000. Approximately $66,000 of the increase can be attributed to Summit and approximately $45,000 can be attributed to NTA. There have also been increases in certain regulatory and filing activities, especially with regard to listing the Company's stock on the Pacific Exchange.

Total operating costs increased 50% from $1,696,000 in the first nine months of 1997 to $2,552,000 in the first nine months of 1998.

There was no significant change in interest expense, which was $244,000 for the nine months of 1998 and $248,000 for the nine months of 1997. Although the Company reduced its borrowings under its working capital line of credit and reduced its effective interest rate on those borrowings, it incurred additional debt in connection with the acquisitions of Summit and NTA.

The Company did not recognize any income tax expense for the first nine months of 1998. During preceding quarters, all income tax liabilities had been offset against operating losses. The Company has net operating loss carryovers of approximately $3,500,000 available for income tax purposes. Subject to certain restrictions imposed by the Internal Revenue Code, the Company will be able to offset those carryforwards against future taxable income, if any, and will be able to record a benefit from those carryforwards when they appear to be realizable. For 1998, it appears that the carryover will allow the Company to eliminate substantially all income tax expense that might be incurred.

Net income for the first nine months of 1998 was $967,000, compared with a net income of $605,000 in the same period of 1997. Basic earnings per share were $1.01 for the first nine months of 1998, compared to basic earnings per share of $0.66 for the first nine months of 1997.

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

                          PART  II. OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          On August 10, 1998, a complaint was filed against the Company for copyright infringement. The Company denied the allegations contained in the complaint and expects that the ultimate resolution of the matter will not have a material adverse effect on the financial statements of the Company.

Item 2.   Changes in Securities
          ---------------------

          None.

Item 3.   Default Upon Senior Securities
          ------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.

Item 5.   Other Information
          -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Exhibits:

               Exhibit 27 - Financial Data Schedule

          Reports on Form 8-K (filed during the quarter):

               1. On August 17, 1998, the Registrant filed a Current Report on Form 8-K dated August 4, 1998, related to the acquisition of certain assets from SV Distribution, Inc. (a subsidiary of Steck-Vaughn Publishing Company, which is a unit of Harcourt General, Inc.). The assets purchased were the operating assets of the business known as Summit Learning. The report included:

                    Item 2: Acquisition of Assets
                    Exhibits: Asset Purchase and Sale Agreement dated August 4, 1998

          Reports on Form 8-K (filed subsequent to end of quarter):

               1. On October 19, 1998, the Registrant filed a Current Report on Form 8-K/A dated August 4, 1998 to amend the Form 8-K filed August 17, 1998 to include unaudited pro forma information, unaudited interim financial statements, and audited financial statements relative to the acquisition of certain operational assets known as Summit Learning. The report included:

                    Item 2: Acquisition of Assets
                    Item 7: Financial Statements and Exhibits

                                   SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN EDUCATIONAL PRODUCTS, INC.


Dated: November 18, 1998           By:  /s/ Clifford C. Thygesen
       -----------------                ----------------------------------
                                        Clifford C. Thygesen, President


Dated: November 18, 1998           By:  /s/ Frank L. Jennings
       -----------------                ----------------------------------
                                        Frank L. Jennings,
                                        Chief Financial Officer and
                                        Vice President of Finance