Form 10KSB
period 1998-12-31
AMERICAN EDUCATIONAL PRODUCTS INC
filed 1999-04-14
CIK 790069

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1998

                                     OR

 [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from              to


                       Commission file number: 0-16310
                                               -------

                     AMERICAN EDUCATIONAL PRODUCTS, INC.
            ----------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

          Colorado                                84-1012129
          --------                                ----------
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)        Identification number)

     6550 Gunpark Drive, Suite 200, Boulder, Colorado       80301
     ------------------------------------------------       -----
     (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:(303) 527-3230
                                                         --------------

      Securities registered pursuant to Section 12(b) of the Act: NONE

         Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.05 par value
                        ----------------------------
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X   No
                                                        ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ ]

The Registrant's revenues for the year ended December 31, 1998, were $11,675,000.

As of March 31, 1999, the aggregate market value of the Common Stock of the Registrant based upon the closing prices of the Common Stock as quoted by NASDAQ (symbol "AMEP") held by non-affiliates of the Registrant was approximately $6,082,000. As of March 31, 1999, there were 1,072,064 shares of the Common Stock of the Registrant outstanding.

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

     Item 10.  Executive Compensation.

     Item 11.  Security Ownership of Certain Beneficial Owners and
               Management.

     Item 12.  Certain Relationships and Related Transactions.

     The foregoing are incorporated by reference from the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders, which will be filed in an amendment within 120 days of December 31, 1998.

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

     6. Incorporated by reference from the Registrant's Current Report on Form 8-K dated June 17, 1996, and filed with the Commission on July 3, 1996.

     7. Incorporated by reference from the Registrant's Current Report on Form 8-K dated April 17, 1998 and filed with the Commission on May 1, 1998.

     8. Incorporated by reference from the Registrant's Current Report on Form 8-K dated August 4, 1998 and filed with the Commission on August 17, 1998.

     9. Incorporated by reference from the Registrant's Statement on Form S-3/A-2, Securities and Exchange Commission File No. 333-67401, as filed with the Commission on January 21, 1999.


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

                                   PART I

Item 1.   Description of Business

Business Development
--------------------

American Educational Products, Inc. ("AMEP" or the "Company") was organized in 1986 with the primary purpose of merging with or acquiring one or more businesses. It completed an initial public offering that same year. Its first acquisition was of an educational products manufacturer, Scott Resources, Inc. ("Scott"). Since that first acquisition, the Company has focused its efforts on the education industry. AMEP is a developer of hands-on educational materials for students, teachers, and parents. The Company has a broad base of proprietary products which are primarily used to educate students from pre-school through high school (the "K-12" market).

The Company's mission is to manufacture and distribute products that help teachers increase their effectiveness in the classroom, facilitate students' learning through the joy of inquiry and discovery, and encourage parental participation in their children's education. The Company's manipulative products allow teachers a hands-on approach to education, consistent with a major industry trend away from exclusive reliance on textbooks.

In 1986, the Company adopted an acquisition strategy to develop its product lines and strengthen its market position. The Company actively seeks acquisition opportunities that complement its existing business. It believes that the consolidation of a fragmented industry is the appropriate long-term strategy.

During 1996, 1995, and 1994, the Company experienced significant net losses and did not have capital available to make acquisitions. During that period, AMEP focused on its core function, the competent manufacture of manipulative products. It has subsequently returned to profitability and has used some of its cash flow from operations to fund acquisition activities. Should additional funds be required, it intends to pursue outside sources of capital.

The Company completed two significant acquisitions during 1998. In a stock purchase transaction, it acquired the business known as National Teaching Aids ("NTA"). NTA developed and manufactures the Microslide(-TM-) System. Microslide(-TM-) viewers are a low cost alternative to traditional microscopes. The accompanying Microslide(-TM-) sets are 35mm photographic images produced under ideal laboratory conditions. The sets illustrate various scientific topics that include biology and astronomy.

The sellers provided financing for the purchase. The terms of the financing include, among other things, a convertible promissory note in the face amount of $950,000, bearing interest at 7.5%, payable in four annual principal payments of $237,500, plus accrued interest. Under certain conditions, the Company can convert all or part of the note into common stock at a rate of $10 per share.

In an asset purchase transaction, the Company reacquired the assets of Summit Learning ("Summit"). Summit is a mail order distributor of math and science manipulative products. AMEP had previously owned and operated Summit, but sold the business in 1995 to raise capital. The company that purchased Summit in 1995 was subsequently purchased by Harcourt General. Summit did not fit into Harcourt General's long term plans, so it was offered for sale under attractive terms and conditions.

The seller provided financing for a portion of the purchase price under a secured promissory note in the principal amount of $1,182,000. The note requires monthly principal payments of $125,000 plus accrued interest at 8.5%.

On March 11, 1994, the Company completed the acquisition of certain assets of Churchill Films, Inc., a producer and distributor of educational videotapes, videodiscs, and films. In connection with the acquisition, the Company formed a multi-media subsidiary, AEP Media Corporation, which assimilated the assets and did business as Churchill Media ("Churchill"). The acquisition was financed primarily through bank debt. Churchill's performance was not satisfactory and in June 1996, the assets of Churchill were sold.

In August 1994, the Company acquired a raised relief map line previously owned by Kistler, Inc. d.b.a. Kistler Graphics of Denver, Colorado. The product line includes 27 maps that complement the Company's existing line of raised relief maps. The acquisition was financed by bank debt.

Effective December 31, 1992, the Company acquired certain assets of Redco Science, Inc. ("Redco"). During 1993, the manufacturing operations of Redco were assimilated into the Hubbard facility in Chippewa Falls, Wisconsin. Proceeds from the secondary public offering provided funds for the acquisition.

To add to its existing line of science products, the Company acquired Hubbard Scientific, Inc. ("Hubbard") in August 1991. This leveraged asset acquisition was completed through a two-tiered, asset-based financing agreement. The Company increased its senior secured revolving credit facility by $700,000, borrowed $3,000,000 under a senior subordinated term note bearing interest at the rate of 23% per annum, and issued $500,000 in redeemable preferred stock to the seller. With the proceeds of its secondary public offering in September 1992, the Company prepaid and retired the term note, redeemed the preferred stock, and reduced the revolving line of credit.

In September 1992, the Company completed a secondary public offering of common stock, realizing net proceeds of approximately $4,763,000. Most of the proceeds were used to retire the debt and redeemable preferred stock incurred in connection with its Hubbard acquisition.

Industry
--------

The Company develops, manufactures, and distributes educational products to parents, teachers, principals, public and private schools, and school districts throughout the United States and in some international locations. Generally, the Company's products are supplemental instructional aids, products that present educational content in a format different than traditional textbooks. Specifically, the Company produces manipulative products that students can physically touch and examine to gain additional understanding.

Supplemental institutional materials, such as those marketed by AMEP, are utilized by educators who believe that youth at the elementary and middle school levels learn best by the active use of material that they can manipulate physically. During the past thirty years, teaching methods have evolved. In general, teachers now emphasize active learning over passive learning. The traditional school model of lectures, workbooks, written assignments and text memorization has been increasingly criticized as inefficient for failing to engage the students. A report of the Association of American Publishers ranked hands-on tools the "most effective (out of ten) in terms of student learning." Textbooks were ranked fifth out of ten. Statistics compiled by the National Center for Education Statistics (a unit of the U.S. Department of Education) indicate that 73% of teachers demonstrate a concept using manipulatives, models, or other tools and objects at least once a week.

The educational market has grown steadily over the past two decades. The most recent figures published by the National Center for Education Statistics ("NCES") show that the number of domestic elementary and secondary schools increased by 4,700 since 1981 and now total 106,655. There are approximately 16,000 public school districts in the United States.

Domestic expenditures on education continue to increase. Over the past ten years, annual expenditures for public and private educational for grades K through 12 have increased from $160 billion to $350 billion. The NCES estimates an additional 27% increase during the next ten years. The increase will result from increasing enrollments and an increase in the average annual expenditure per pupil from $6,376 to $7,622.

Enrollments are also increasing. The NCES in conjunction with the U.S. Census Bureau have tracked a "baby boom echo," an increase in the birth rate that corresponds to the prime child bearing years of the original post war baby boom. Relying on birth rate data, they have projected an increase of the K through 12 student population from its current level of 51 million to 54 million in the 2007-2008 school year. Similarly, the number of classroom teachers is expected to increase from 3.03 million to 3.46 million by the year 2008.

The success of the Company relies on government funding for educational programs. State and local governments provide most of the funding, although about 7% of the funds come from the federal government. The Company believes that governmental units will continue to increase educational funding in order to meet an increasing school population. However, there can be no assurance that such funding will continue to increase.

Several factors are contributing to the current state of change in school markets. First is the growth in enrollment cited above; second are societal demands for improvements. America's educational system continues to be the target of increased scrutiny and concern. Continued poor student achievement, despite reform efforts and increased funding, has kept education in the national spotlight since the 1983 release of the National Commission on Excellence in Education's widely acclaimed report, "A Nation at Risk." Fueled by media attention, the public has become increasingly aware of the need for improvement in the education system. Educators and the public are constantly monitoring test scores and industry accountability.

School systems are being reformed. Reforms include, among other things, creation of charter schools and magnet schools, alternative education facilities and instructional methods, provision of care before and after the school day, and year-round schools. There is a clear trend toward school system decentralization in which more decisions will be made at the school building level ("site-based management"). In prior years, decisions about instruction and about school purchases would often be made for a school district as a whole, and, in some cases, for an entire state. Currently, teachers are choosing the curricular materials they need to effectively convey educational concepts. Site-based management is forcing the industry to rethink its sales and marketing strategies. The industry faces evolving challenges and increasing costs in delivering goods and services to an increasingly decentralized marketplace.

Buying decisions within the school industry are reflected in several ways, i.e. direct purchase by districts, purchases controlled by district "subject coordinators" or committees, individual school purchases made by school administrators, media specialists and classroom teachers, or combinations of the above. Mail order purchases are also on the rise and are made by administrators in charge of budgets as well as individual classroom teachers. It appears that educators are increasing their use of the Internet as a purchasing mechanism. Again, industry sources agree that individual school administrators in both elementary and secondary schools are often the ones who authorize purchases in their particular school. These same administrators play key roles in how schools run and how educational moneys are allocated at local levels.

Many school systems are converting or modifying curriculum to establish programs that are in line with standards developed by national educational authorities. These trends include integrating curriculums to overlap several areas of study, developing programs that correlate funding with the accomplishment of educational goals, and revising the methods by which instructional material (textbooks, manipulatives, software, etc.) is evaluated. Thus, suppliers are required to revise their materials in accordance with the new standards.

Tradenames and Products
-----------------------

In its marketing and product identification efforts, the Company uses several of the various trade names it has acquired. Scott Resources, Hubbard Scientific, National Teaching Aids, and Summit Learning are the names currently in use.

The Scott product line includes mathematics and earth science products that are used by elementary, middle, and high school students and teachers.

Most of the math products are manipulatives; products that illustrate a particular mathematical concept by providing a concrete or physical object as the focus of instruction. Thirteen major math product lines manufactured under the Scott name are:

     Fraction Bars(-Registered Mark-) program is a comprehensive series of manipulatives that introduce and teach fraction concepts.

     Decimal Squares(-Registered Mark-) program teaches decimals and percents through a complete series of objectives, manipulatives, activities, and tests.

     Chip Trading(-Registered Mark-) activities program uses manipulatives to teach the basic skills of addition, subtraction, multiplication, and division.

     Scott Geoboards are wooden or plastic tiles with pin arrays that teach basic geometric concepts.

     Pattern Blocks and Color Cubes are painted wooden or plastic blocks of various shapes that teach shapes, counting, and sorting to younger students. They teach angles, fractions, areas, and volumes to older students.

     Color Tiles are plastic, square tiles that demonstrate basic operations with whole numbers for primary age learners and develop patterns and relationships for problem solving skills for intermediate and middle school learners.

     Fraction Interaction(-Registered Mark-) video series includes three videos for teaching fractions. The videos are developed for middle school learners. Videolabs, a package that combines a video and Scott manipulatives for student activities, and Teacher Packs are also available.

     Clever Catch(-Registered Mark-) is a series of beach balls that illustrate math, geography, money, time, and phonics skills.

     Checks + Balances(-Registered Mark-) is a kit designed to teach personal finance skills.

     Math Chase(-Registered Mark-) is a set of three games that reinforce and extend math skills at multiple levels.

     AlgeBits(-TM-) a set of manipulatives for teaching pre-algebra concepts to middle school learners. Scott also develops instruction guides.

     Stretch & Shape(-Registered Mark-) is a package with Geoboards and activities for an introduction to geometry concepts.

     Terrific Triangles(-Registered Mark-) activities program uses manipulatives to teach whole number concepts and operations at the kindergarten and early elementary levels.

Other math products developed under the Scott tradename include mathematics games, reproducible resource books, and teaching aids such as overhead materials.

Scott also manufactures approximately 150 different earth science products that are sold to distributors or directly to schools throughout this country and internationally. The products include rock, mineral, and fossil collections, charts, classroom activity sets, and videolabs. In addition, Scott has produced 25 earth science videotape and videodisc titles. Over 250 different varieties of rocks, minerals, and fossils are sold to customers in bulk quantities or as individual specimens.

The Company uses the Hubbard tradename to market a comprehensive line of high quality earth science, life science, and physical science materials that are specifically designed for classroom use. These products include three-dimensional models of animal and human anatomy, a wide variety of astronomy and earth science experiments and models, and the Jewel line of Plant Mobiles, animal cages, and fresh and salt water aquariums. Additionally, the Company is the largest U.S. producer of high quality raised relief maps. These maps are marketed to consumers through a number of sales channels, including map dealers, specialty stores, independent sales representatives, and direct mail. Hubbard produces approximately 250 different maps.

The acquisition of National Teaching Aids (NTA) in 1998 added a completely new product line to the Company. The NTA Microslide(-TM-) system consists of a durable, easy to use viewer that resembles a microscope, over 150 different sets of Microslides(-TM-) for use with the viewer, and detailed lesson plans and teacher guides for each of the slide sets. Some of the slide sets are also available in CD-ROM versions. Other NTA products include a series of Science Made Easy(-TM-) Kits that demonstrate core concepts in organic and inorganic chemistry, photosynthesis, and various topics in human biology. In addition, the NTA product line includes a Human Skeleton Model that students can assemble and reassemble.

The raw materials and components the Company uses are purchased from a large number of domestic and foreign suppliers. There are a few major vendors that the Company relies on to supply materials and services. If a disruption in supply occurred, alternate vendors could be found; however, delays in production could result. The Company has not experienced significant raw material cost increases during the last two years.

The educational industry is inherently seasonal. There are wide variations in sales from month to month and, as a result, accounts receivable, inventories, and accounts payable also vary. The summer months are the most active as educational institutions restock their supplemental materials for the next school year. Sale terms are typically net 30 days and orders are normally filled within 14 days.

As of December 31, 1998, the Company had a backlog of orders of $800,000, compared to backlogs of $136,000 at December 31, 1997 and $161,000 at December 31, 1996. Historically, the order backlog at year-end has not been indicative of future sales.

Markets and Marketing
---------------------
The Company reaches its target market primarily through the use of 300 distributors who publish and circulate educational product catalogs that feature AMEP products, among other merchandise. The Company's relationships with its key dealers are critical to its success. It has remained flexible in order to meet key dealers' needs for custom products, packaging, shipping, and invoicing. The Company also sells through direct mail catalogs and independent sales representatives. The Company maintains several separate brand-name identifications, including Scott Resources, Hubbard Scientific, National Teaching Aids, and Summit Learning.

Marketing efforts include attending national and regional trade shows and teacher's conferences such as the National Council of Teachers of Mathematics (NCTM), the National Science Teachers Association (NSTA), the National School Supply and Educators Association (NSSEA), and the Educational Dealers and Suppliers Association (EDSA). Marketing efforts for maps includes attendance at the International Map Trade Association and Outdoor Retailer Association. Attendance at these exhibitions increases the Company's visibility in the market, provides the Company an opportunity to meet end users, and allows the Company to evaluate the competition.

The Company believes that demand for manipulative products is increasing in several international locations. Although the Company does not own or operate any overseas locations, it has established relationships with certain large foreign educational dealers. Approximately 9% of its sales are exported to locations outside the U.S. It has experienced some success in Europe, the Pacific Rim, and the Middle East. However, the international marketplace is subject to extremely competitive pricing and to politically motivated decision making. The vice president of marketing and the international sales manager direct international sales efforts.

Competition
-----------
The Company's marketplace is fragmented and highly competitive. The Company faces competition from many businesses that range in size from sole proprietorships to large corporations. The products manufactured by these competitors range from textbooks to manipulatives and models. Many of these entities publish catalogs and also list their products in dealer catalogs. Some of the competitors are larger and have greater financial resources than AMEP. The Company believes that its competitive advantages include the ability to provide custom orders and specialized products. There are no guarantees that the Company's products will continue to receive a favorable reception from classroom educators.

During the last several years, there has been increasing competition from foreign manufacturers of educational products. These products are often priced lower than the Company's products. While the Company can provide its customers with better delivery schedules and more comprehensive teacher manuals, foreign competition may adversely affect the Company in the future.

The Company's math products directly compete with products such as Attribute Blocks, Cuisinaire Rods, and Base 10 Blocks. In earth science and geology products, the principal direct competitors in the market are Ward's Natural Science Establishment and Geo-Science, although some hobby outlets and science supply houses have begun to enter this market. In recent years, NTA's Microslide(-TM-) System has been the target of direct competition from Learning resources.

The Hubbard brand encounters a significant amount of direct competition for many of its classroom products. Some of the product lines are similar in quality and price to items manufactured by others. Two product lines, Jewel and raised relief maps, occupy a special market niche. The Jewel product line of high quality aquariums, cages, and botany apparatus is designed to meet extreme requirements of scientific experimentation and demonstration. The Company is not aware of any competitors producing comparable quality items for the school market. However, these products are priced significantly higher than lower quality alternatives.
Similarly, Hubbard produces raised relief maps, which provide a unique cartographic perspective. However, raised relief maps are significantly more expensive than flat maps of the same cartographic image.

The Company believes that the educational marketplace is becoming more competitive. Some companies within the industry are consolidating in order to become more formidable competitors. Sales of technology-related products are growing at a faster rate than sales of manipulatives and videos. The Company does not manufacture technology-related products and has no such products currently under development. Technology products often require large amounts of capital for their development and introduction. Many of the Company's competitors are larger, have greater financial resources, and spend more money on product development.

Product Development
-------------------
To maintain and improve its position in the market, the Company has made a commitment to develop new products. A key component to product development is regular revisions of existing products to keep them up-to-date with changing educational standards.

When developing new products, the Company uses both internal and external sources. External sources include independent contractors, teachers, and other educators. They submit prototypes and suggestions for the Company to consider. The Company reviews the submissions, obtains the rights to worthy products, and pays royalties on product sales over the life of the copyright.

The product development process includes prototype development and formal field testing. The Company developed 31 new products in 1998, including the International Space Station Model, five new Clever Catch(-TM-) Balls, two NTA Microslide(-TM-) sets, three posters, two world globes, Pre-Algebra II(-TM-), and five new raised relief maps.

Intellectual Property
---------------------
Copyrights, trademarks, and trade secrets are the principal protection sources for the Company's products. The Company holds numerous copyrights that cover its published materials such as teachers' guides, manuals, game boards, and videos. Each manipulative and model is accompanied by published material. Approximately one-half of these copyrights are derived directly from original works created by employees of the Company or by independent contractors hired under agreement for a specific project. The remaining copyrights are held by the Company through licensing arrangements with the authors.

The Company owns federally registered Trademarks for the following product names: Fraction Bars(-Registered Mark-), Decimal Squares(-Registered Mark- ), Chip Trading(-Registered Mark-), Math Chase(-Registered Mark-), Math in Brief(-Registered Mark-), Clever Catch(-Registered Mark-), Fraction Interaction(-Registered Mark-), Earth Science VideoLab(-Registered Mark-), Nature Finders(-Registered Mark-), Stretch & Shape(-Registered Mark-), and Checks and Balances(-Registered Mark-). The Company claims common law Trademark protection in all of its proprietary marks and is extremely diligent in its efforts to develop and protect new marks.

The Company considers all of the copyrights, licenses, and trademarks to be valuable property rights. The Company believes that the protection afforded by these intellectual property rights and the law of trade secrets is adequate protection for its products. However, it is possible for a competitor to develop near imitations of the Company's products without violating those rights.

Personnel
---------
The Company has 90 employees in full time regular positions. Personnel are located in Boulder, Colorado; Fort Collins, Colorado; and Chippewa Falls, Wisconsin. There are 30 persons employed in direct manufacturing positions; 15 persons employed in factory supervisory, clerical, purchasing, and product development positions; 12 persons employed in shipping and receiving positions; 18 persons employed in sales, marketing and customer service positions; and 15 persons employed in general and administrative positions.

The Company is not part of any collective bargaining agreement. There have been no work stoppages and the Company believes its employee relations are good.

Item 2.   Description of Property

The Company owns 3.5 acres of land and five buildings in Fort Collins, Colorado. This facility houses earth science and math product manufacturing, customer service, marketing, and accounting operations. The buildings total 18,500 square feet, of which 14,200 is manufacturing and warehousing. The remaining 4,300 is office space.

The Company also leases 22,500 square feet of space in Fort Collins, Colorado to provide additional warehouse and office space. Monthly lease payments are $8,438 and the lease expires in April 2002.

The Wisconsin manufacturing facilities are located in Chippewa Falls, Wisconsin. The main plant is approximately 37,000 square feet and is leased at $8,150 per month. The lease is subject to annual renewal. The smaller facility houses light assembly and warehousing in a leased area comprising 10,000 square feet. Monthly lease payments are $3,000 and the lease expires in September 2000.

The Company leases space in Boulder, Colorado for its corporate headquarters. This property consists of 1,400 square feet and is currently leased at $2,000 per month, expiring September 2000.

The Company believes that all of its facilities are adequate for their intended purpose and does not plan any significant investment in additional facilities during the next year.

Item 3.   Legal Proceedings

Neither the Company, nor any of its subsidiaries, is currently a party to any material pending litigation or other legal proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ending December 31, 1998.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock
---------------------------
The Company's Common Stock trades on the NASDAQ SmallCap Market under the symbol AMEP and on the Pacific Exchange under the symbol EP.

The following table has been adjusted to reflect the one-for-five reverse stock split that became effective on April 22, 1997.

                    High           Low

                    ----           ----

1997
First Quarter       5.31           2.94
Second Quarter      6.75           2.38
Third Quarter       7.75           5.63
Fourth Quarter      8.00           5.13

1998
First Quarter       8.38           5.38
Second Quarter      10.63          8.25
Third Quarter       10.63          7.88
Fourth Quarter      10.81          9.00

1999
First Quarter       12.31          9.00


The bid price of the Company's common stock as of March 31, 1999 was $9.375 per share. The prices presented are bid prices that represent prices between broker-dealers and do not include retail markups and markdowns or any commissions to the broker-dealer. The prices may not reflect prices in actual transactions.

As of March 31, 1999, there were approximately 300 shareholders of record and approximately 1,700 beneficial shareholders.

Dividends
---------

The Company has paid no cash dividend on its common stock during the last two fiscal years, and the Company's Board of Directors has determined that no cash dividend on common stock will be paid for 1998. Future dividend policy is subject to the discretion of the Board of Directors and is dependent on a number of factors, including future earnings, capital requirements, and the financial condition of the Company.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the financial condition and results of operations for American Educational Products, Inc. and its Subsidiaries ("AMEP" or the "Company"). AMEP currently uses several tradenames in marketing its products, including Hubbard Scientific ("Hubbard"), National Teaching Aids ("NTA"), Scott Resources ("Scott"), and Summit Learning ("Summit").

On April 4, 1997, the Company's shareholders approved a one-for-five (1-for-5) reverse split of its $0.01 par value common stock. The reverse split became effective on April 22, 1997. As of that date, the par value of the Company's common stock was increased to $0.05 per share and the number of common shares outstanding was reduced from 4,580,794 to 916,298. The reverse split has been shown in this discussion and in the accompanying financial statements, including notes thereto, as a retroactive adjustment giving effect to the split for all periods presented.

The Company completed two acquisitions during 1998. In May, it acquired NTA for a total purchase price cost of $1,984,000, including costs and liabilities assumed. NTA produces the Microslide(-TM-) system. The NTA acquisition was recorded using the purchase method of accounting and the operating results of NTA were consolidated with the Company commencing June 1, 1998.

Effective July 1, 1998, AMEP acquired certain operating assets known as Summit Learning for a total purchase cost of $1,550,000, including costs and liabilities assumed. Summit is a direct mail marketer of math and science supplemental teaching aids. The Summit acquisition was recorded using the purchase method of accounting and the operating results of Summit were consolidated with the Company's commencing July 1, 1998.

The Company has actively pursued acquisitions that have enabled the Company to provide a broader product line and expand its presence in the educational marketplace. Acquisitions involve numerous risks in assimilating the acquired company's personnel, know-how, and products and services. Other risks include limited experience in new markets and competition from companies that have stronger positions in those markets. There can be no assurance that the Company will be able to successfully integrate newly acquired businesses. Such a failure could have a material adverse effect on the Company's financial condition and results of operations. In undertaking any acquisition, management resources will be partially diverted from the day-to-day business of the Company.

Effective June 17, 1996, AMEP sold the assets of AEP Media Corporation, d.b.a. Churchill Media ("Churchill"), for a cash payment of $1,000,000 plus future royalties. AMEP purchased Churchill in 1994. Accordingly, the operating results of Churchill were consolidated with the Company commencing March 1, 1994, and ending on June 17, 1996.

The foregoing divestiture and acquisitions affect comparisons among 1998, 1997, and 1996.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the explanatory notes, beginning on page F-1 in this annual report.


Liquidity and Capital Resources - December 31, 1998 Compared to December
31, 1997
-------------------------------------------------------------------------

The Company's liquidity and capital resources continued to improve during 1998. Net income for the year was $850,000, compared to net income of $514,000 in 1997 and a net loss of $(1,095,000) in 1996. Earnings before interest, taxes, depreciation and amortization were $2,117,000 in 1998 and $1,846,000 in 1997.

During 1998, cash flow from operations was sufficient to fund all of the Company's operating cash requirements. A majority of the funding for acquisitions was in the form of debt. Accordingly, total liabilities increased 99% from $2,533,000 to $5,051,000. During 1997, cash flow from operations was similarly sufficient to fund all of the Company's operating cash requirements. In 1996, cash flow from operations was not sufficient to meet the Company's needs, and the Company took corrective actions that included restructuring operations, selling certain assets, and obtaining proceeds from a private equity placement.

In May 1998, the Company purchased all of the common stock of Learning & Leisure, Inc. and its wholly owned subsidiary, National Teaching Aids, Inc. (collectively, "NTA") for a total of $1,984,000 including costs and liabilities assumed. NTA produces the Microslide(-TM-) System. Microslides(-TM-) are 35mm photographs taken through a microscope. Each set of photographs is designed to teach a specific scientific concept. The 35mm images are viewed through a Microslide(-TM-) Viewer, a specially designed plastic device that resembles a microscope.

The sellers provided financing for the transaction under a $950,000 convertible note payable, a $400,000 licensing agreement, and consultation/ non-compete agreements requiring aggregate payments of $300,000. All additional acquisition costs were financed via the Company's existing line of credit.

The NTA acquisition has been recorded using the purchase method of accounting and the operating results of NTA were included in the Company's consolidated results of operations commencing June 1, 1998. Excess of cost over fair value of assets acquired (goodwill) of $980,000 is being amortized on a straight-line basis over 15 years.

Effective July 1, 1998, AMEP acquired certain operating assets of Summit Learning ("Summit") for a total purchase cost of $1,550,000 including costs and liabilities assumed.

Summit distributes math and science supplemental teaching aids via direct mail catalogs. The seller provided financing for the acquisition in the form of a promissory note with a principal amount of $1,182,000. In addition, certain assets acquired in the Summit transaction were sold in September 1998. Summit sold the assets that it had previously used in a Christmas season mail order catalog targeted at parents and grandparents. Sales proceeds were $50,000 cash plus a long term note receivable. Since collection of the note receivable is dependent on the future successful operations of the buyer, the Company will recognize future collections, if any, as they are received. The Company's existing capital resources financed all other acquisition costs.

The Summit acquisition was recorded using the purchase method of accounting and the operating results of Summit were included in the Company's consolidated results of operations commencing July 1, 1998. The fair value of assets acquired exceeded the acquisition costs by approximately $100,000 (negative goodwill), which is being amortized on a straight-line basis over 15 years.

Effective June 17, 1996, the Company sold substantially all of the assets of Churchill to an unaffiliated company. Total cash proceeds of the sale were $1,000,000. In addition, the Company has the right to receive future royalties on Churchill titles sold by the purchaser during the following four years. Royalties are calculated at 10% of sales and are subject to an aggregate ceiling of $750,000. Future royalties to be received have been assigned to the lender as payments under the note payable. The Company utilized the cash proceeds to pay trade creditors and reduce the outstanding balance on the long-term debt. The Company recognized a loss of $384,000 on the sale. Revenue of $905,000 and operating losses of $215,000 were attributable to Churchill during the six-month period ending June 30, 1996. In 1997, the Company recorded an additional $38,000 loss from Churchill related to a decline in estimated future royalty receipts.

In July 1996, the Company sold some of its real estate. The sale of the real estate provided approximately $1,000,000 in net proceeds that were used to pay trade creditors and reduce bank debt. A gain on the sale of approximately $77,000 is reflected in the financial statements.

During 1997 the Company consolidated all of its previously existing debt into one asset based financing arrangement with Republic Commercial Finance, an affiliate of U.S. Bancorp. The arrangement expires on April 30, 2000, and provides for borrowings up to $2,800,000. Certain amounts available to be borrowed under the agreement are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. As of December 31, 1998, the borrowing base formula limited total borrowings to $2,399,000. Borrowings are collateralized by substantially all the Company's assets. Interest, computed at a floating rate plus 2%, is payable monthly. In addition, the Company is required to make minimum monthly principal payments of $20,000. During 1999, the Company negotiated an increase in maximum borrowings up to $3,250,000 and a reduction in the interest rate.

The borrowing arrangement contains a demand provision such that the lender can demand repayment at any time. Accordingly, the entire balance of outstanding borrowings is reflected as a current liability. The lender has not indicated that it will demand payment during 1999 and management does not expect to receive such a demand. Should such a demand be made, the Company would not have the funds available. However, the Company's improved financial condition should allow it to obtain the necessary funds via either an equity placement or alternate borrowing arrangements.

The Company believes that the funds available to it in 1999 will be adequate to meet its operating requirements. The source of those funds will be cash flow from operations and additional borrowings available under the arrangement with its lender. The Company intends to install new computer software and hardware at Summit during 1999. Substantially all of the arrangements required to finance that installation will be completed during 1999. Any acquisition activity undertaken by the Company during 1999 would be contingent upon obtaining the necessary financing.

The Company experienced an 86% working capital increase in the year ended December 31, 1998. Current assets of $7,130,000 increased $2,891,000 from December 31, 1997, and current liabilities increased $1,431,000 from $2,533,000 to $3,964,000. As a result, working capital increased from $1,706,000 to $3,166,000 and the current ratio increased from 1.67 to 1.80. Working capital improved because of funds generated by operations.

Total assets increased 55% from $7,251,000 at December 31, 1997, to $11,202,000 at December 31, 1998. During the same period, total liabilities increased 99% from $2,533,000 to $5,051,000. Both assets and liabilities increased as a result of the acquisitions.

Accounts receivable increased from $1,220,000 at December 31, 1997, to $1,876,000 at December 31, 1998, an increase of $656,000 or 54%. The increase is attributable to increased fourth quarter sales in 1998 compared to 1997, as well as increased revenues related to the acquisitions.

Inventories increased from $2,540,000 at December 31, 1997, to $3,733,000 at December 31, 1998, an increase of $1,193,000 or 47%. This increase can be attributed primarily to acquisitions and to the inventory ramp-up for new product introductions. In addition, the Company increased its inventory of certain products in anticipation of a major fourth quarter retail sales promotion. Retail sales were less than expected. The Company believes that it can dispose of the additional inventory during the normal course of business in 1999.

Prepaid advertising costs of $1,114,000 at December 31, 1998 represent costs associated with mailing the 1999 spring catalogs. The comparable amount from December 31, 1997 was $38,000. The Summit acquisition plus an early mailing date caused the increase. Most of the 1999 spring catalogs were mailed before December 31, 1998 to avoid increased postage costs that went into effect on January 10, 1999.

Net property and equipment increased from $2,247,000 at December 31, 1997, to $2,596,000 at December 31, 1998, an increase of $349,000 or 16%. The
Company recorded depreciation expense of $603,000 for 1998. Capital expenditures other than acquisition related property and equipment were $537,000, which consisted of new information system hardware and software, reproduction masters, and production tooling. Acquisition related expenditures for property and equipment were $415,000.

Video and film library costs decreased from $359,000 at December 31, 1997 to $217,000 at December 31, 1998, a decrease of $142,000 or 40%. All of the decrease represented normal amortization expense.

Intangible and other assets increased from $406,000 at December 31, 1997, to $1,259,000 at December 31, 1998, an increase of $853,000 or 210%.
Acquisitions increased these assets by $1,116,000 and normal amortization reduced these assets by $133,000. The remaining difference primarily represents collections of the long-term royalty receivable arising from the sale of Churchill.

Accounts payable and accrued expenses increased from $678,000 at December 31, 1997, to $1,396,000 at December 31, 1998, an increase of $718,000 or
106%. This increase is related to the acquisitions and to spending on the 1999 catalog program.

Borrowings under the Company's working capital line of credit were reduced from $1,855,000 at December 31, 1997, to $1,614,000 at December 31, 1998, a
decrease of $241,000 or 13%. The reduction was achieved by utilizing cash flow from operations.

Stockholders' equity increased from $4,718,000 at December 31, 1997 to $6,151,000 at December 31, 1998, an increase of $1,433,000 or 30%. The increase consists of 1998 net income of $850,000, plus proceeds from the exercise of warrants and options.

During 1996, the Company sold 78,000 equity units for total proceeds of $390,000. The proceeds were used to reduce bank debt and to provide additional working capital. The equity units consisted of one share of the Company's common stock plus a warrant to purchase one additional share of common stock at a price of $4.50 per share. All of the warrants were exercised during 1998.

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

A registration statement under the Securities Act of 1933 was filed regarding the warrants and was declared effective by the Securities and Exchange Commission in December 1997. The warrants were issued and began trading on December 5, 1997 on the NASDAQ Small Cap Market System under the symbol AMEPW. NASDAQ informed the Company that, in its opinion, the ex-dividend date for these warrants should be December 5, 1997, the day that trading commenced. As a result of the delayed ex-dividend date, the Company plans to issue additional warrants to disenfranchised shareholders who sold shares between June 5, 1997, and December 5, 1997. The Company believes that approximately 75,000 warrants were effected by the delayed date. Issuing additional warrants would not have a material adverse impact on the financial statements.

Management continually assesses the Company's need for capital resources. From time to time, the Company may evaluate and pursue additional sources of capital.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's short-term liquidity or capital resources.

Results of Operations -- 1998 Compared to 1997 and 1996
-------------------------------------------------------

As previously discussed, the comparisons of operating results for 1998 to 1997 and 1996 are affected by the divestiture and acquisitions made by the Company.

The Company reported net income of $850,000 for 1998, compared to a net income of $514,000 for 1997 and a net loss of ($1,095,000) in 1996. After adjusting the per share calculation for the one-for-five reverse split and the retroactive implementation of SFAS 128, 1998 income was $0.85 per share, 1997 income was $0.56 per share, and the 1996 loss was ($1.29) per share.

In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share". SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the previous primary EPS with basic EPS, which requires dual presentation of basic and diluted EPS on the income statement for all entities with complex capital structures. It requires a reconciliation of the numerator and denominator of the basic and diluted EPS computations to the financial statements issued for periods ending after December 15, 1997, and early application is not permitted. Upon adoption, SFAS 128 requires restatement of prior period EPS presented to conform to the requirements of SFAS 128. The adoption of SFAS 128 as of December 31, 1997 did not have a material effect on the Company's previously issued financial statements.

The Company's revenues in 1998 were $11,675,000, an increase of $3,283,000 or 39% from the prior year revenues of $8,392,000 and an increase of $3,174,000 or 37% above 1996. Sales increased primarily because of the acquisitions of Summit and NTA. Partial year revenues from the acquisitions were $3,169,000. Churchill's revenues for 1996 were $905,000. A comparison of the Scott and Hubbard revenues indicates that 1998 revenues of $8,506,000 were 1% greater that 1997 revenues of $8,392,000 and 12% greater than 1996 revenues of $7,596,000.

The cost of goods sold for the year ended December 31, 1998, was $6,843,000, an increase of 31% from the prior year figure of $5,232,000 and 23% more than 1996. Cost of goods sold increased primarily because of the acquisitions of Summit and NTA. Partial year costs of goods sold for the acquisitions were $1,571,000. Churchill's cost of goods sold for 1996 were $447,000. A comparison of the Scott and Hubbard cost of goods sold indicates that 1998 costs of goods sold of $5,272,000 were 1% greater than 1997 costs of goods sold of $5,232,000 and 3% greater than 1996 costs of goods sold of $5,139,000.

Consolidated gross profits for 1998 were $4,832,000, an increase of $1,672,000 or 53% from the prior year gross profit of $3,160,000, and an increase of $1,917,000 or 66% above 1996. As a percentage of sales, the gross margin increased from 38% in 1997 to 41% in 1998. Partial year gross profits from the acquisitions were $1,598,000 with a gross margin of 50%. Churchill's gross profits for 1996 were $458,000 with a gross margin of 51%. The changes in both gross profit and gross margin percent are primarily the result of the acquisition of Summit and NTA. For the core business that continued to operate throughout 1998 and 1997, the gross margin percent remained constant at 38% for both years.

The advertising component of marketing costs increased $579,000 or 610% from 1997 and increased $347,000 or 106% from 1996. The 1998 increase is the direct result of the acquisitions of Summit and NTA. Summit's advertising costs for 1998 were $442,000. During 1998, Summit received the benefit from catalogs mailed prior to July 1, 1998. The Company currently expects that 1999 catalog costs for Summit will approximate $1,000,000. Churchill's advertising costs were $58,000 for 1996.

Other marketing costs increased by $284,000 or 33% from 1997 and decreased by $445,000 or 28% from 1996. As a percentage of sales these costs were 10% in 1998, 10% in 1997, and 19% in 1996. Churchill's other marketing costs were $476,000 for 1996.

General and administrative expenses increased by $407,000 or 30% from 1997 and increased by $406,000 or 30% from 1996. As a percentage of sales, general and administrative expenses were 15% in 1998 and 16% in both 1997 and 1996. Churchill's general and administrative expense for 1996 was $138,000.

Interest expense increased from $323,000 in 1997 (11% increase) and decreased from $418,000 in 1996 (14% reduction) to $358,000 in 1998. The decrease in interest expense from 1996 resulted from reductions to debt made possible primarily through improved cash flow from operations and proceeds from the 1996 asset sales. The increase in interest expense from 1997 resulted from increases in debt related to the acquisitions of Summit and NTA.

Included in 1996 is the previously mentioned loss on the sale of assets in the amount of $384,000 resulting from the sale of Churchill and a gain on the sale of assets in the amount of $77,000 resulting from sale of real estate. No similar gains or losses on asset sales were recorded in 1998 or 1997.

The Company recorded $31,000 of income tax expense in 1998 representing alternative minimum taxes and state taxes that cannot be offset by the net operating loss (NOL) carryover.

At December 31, 1998, the Company had NOL carryforwards and contribution carryforwards for income tax purposes of approximately $4,000,000, which expire beginning in 2009. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL carryforwards and contribution carryforwards are subject to certain limitations in the amount of carryforwards that the Company may utilize to offset future taxable income, if any. Because ultimate realization of any benefit from the NOL and contribution carryforwards is uncertain, the Company has not recognized the future benefit of these loss carryforwards in its financial statements. The potential future benefits are subject to periodic review and can be recorded as a reduction of income tax expense at such time as their utilization is probable.

Inflation did not have any material effect on the Company's operations for 1998 and 1997. The Company attempts to mitigate the impact of cost increases by evaluating its suppliers, by increasing its effectiveness, and by adjusting its selling prices. While the Company does not expect inflation to have a material impact on 1999 operations, there are no guarantees that future cost increases would not have an adverse impact.

The Company historically has experienced significant seasonality in its sales primarily due to the purchasing cycle of educational institutions. Historical trends indicate that the first and fourth fiscal quarters will each generate approximately 20% of annual sales and the second and third fiscal quarters will each generate approximately 30% of annual sales. The 1998 acquisitions are not expected to change this pattern.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Year 2000 Issue
---------------
The Year 2000 Issue is essentially the result of computer programs being written using two digits rather than four to define the year. Any of the Company's information technology ("IT") systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculation causing disruption of operations; including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The problem has the potential to affect "non-IT" systems, that is, operating and control systems that rely on embedded microprocessors. Embedded microprocessors have interfaces that are inaccessible to the user and which may contain a date function that could trigger a malfunction. In addition, like every other business enterprise, the Company is at risk from Year 2000 Issue failures on the part of its major business counterparts, including suppliers, distributors, and customers, as well as potential failures in public and private infrastructure services, including electricity, water, gas, communications, and financial services. System failures could adversely affect operations and financial results throughout the Company.

Management has implemented a multi-phase program to address the Year 2000 Issue. These efforts are coordinated through a senior level task force and by local task forces at each operating location.

Primary IT Systems - Manufacturing and Accounting
-------------------------------------------------
During 1996 and 1997, the Company assessed its manufacturing and accounting computing system, including hardware and software. The Company determined that its system had significant deficiencies with regard to ongoing maintenance costs, processing speeds, and integration with new generation software. It was also determined that some of the Company's software was not Year 2000 compliant. Accordingly, the Company commenced a project in 1997 to evaluate and install new integrated manufacturing, customer service and accounting software. This project was substantially completed during 1998. The new software provides many new benefits, as it is "Windows" based and includes numerous capabilities not available in the systems that it replaced. It is also Year 2000 compliant.

Simultaneous with the selection of the new software, the Company elected to migrate from its existing "UNIX" servers to a "Windows NT" platform, and to replace substantially all of its computer hardware. The Company found that switching from UNIX to Windows NT would substantially reduce future costs for computer hardware and operating systems support. Preparation, testing, and training for the new system commenced early in 1998 and was substantially completed by the end of the year.

Primary IT Systems - Warehouse
------------------------------
During its assessment of the computer software and hardware used in its distribution warehouse, the Company determined that existing systems were not Year 2000 compliant. The provider of those systems has developed an upgrade path that is represented to provide full Year 2000 compatibility. In 1998, the Company commenced work on the upgrade, which is scheduled for completion during the second quarter of 1999. The upgrade includes both software and hardware replacements and will utilize the AIX operating system.

Non-IT Systems
--------------
The Company is continuing its inventory and assessment of systems with embedded technology. As of March 15, 1999, it has completed its review of production and manufacturing equipment and does not believe that any of its critical manufacturing equipment is dependent on date sensitive programming. Its review of other systems is being conducted with manufacturers and suppliers of the other systems. Most of the equipment has been certified by the supplier to be Year 2000 compliant. The potential of a Year 2000 Issue has been identified in certain telephone messaging equipment. Appropriate remediation strategy is currently being developed.

Products
--------
Substantially all of the Company's products function without regard to the date. A few of the current CD-ROMS sold by the Company contain a two-digit date field. The Company is continuing its testing of its CD-ROMS to determine whether functionality will be impaired after 1999. It does not currently appear that these products will be impaired. With regard to discontinued products, some of the software previously distributed may have date sensitive functions. Should any of these products fail, the Company would look to the software developer for remediation.

Third Parties
-------------
Further, the Company has initiated formal communications with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event those parties fail to properly remediate their own Year 2000 Issues. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company.

Costs
-----
As of December 31, 1998, the Company had incurred total costs of approximately $380,000 related to its Year 2000 Issue, including the repair and replacement of various systems. In accordance with AICPA Statement of Position 98-1, approximately $346,000 of the costs had been capitalized. The estimated additional costs to complete the project are expected to be approximately $275,000, of which $239,000 is expected to be capitalized. All of these costs include both incremental costs incurred plus internal costs that have been redeployed from other activities.

The Company also relies, both domestically and internationally, upon government agencies, utility companies, telecommunications services, and other service providers outside the Company's control. There is no assurance that such suppliers, governmental agencies, or other third parties will not suffer Year 2000 business disruption. Such failures could have a material adverse effect on the Company's financial conditional and results of operations.

The Company's program calls for the development of contingency plans if the results of testing mission-critical systems identify a business function risk. In addition, as a normal course of business, the Company maintains and deploys contingency plans to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

The Company may periodically revise its Year 2000 plans as interim steps are completed and as new information is learned. In addition, this description of the Company's efforts involves estimates and projections of future events and activities. These estimates and projections are subject to change as work continues, and such changes could be substantial.

Impact of Recently Issued Accounting Standards
----------------------------------------------
Statement of Financial Accounting Standards 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133) was recently issued. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. The Company does not currently engage in any activities that would be covered by SFAS 133.

Item 7.   Financial Statements

The following financial statements are filed as part of this report beginning on page F-1:

     1.  Independent Auditor's Report

     2.  Consolidated Balance Sheets as of December 31, 1998, and December
          31, 1997

     3.  Consolidated Statements of Operations and Comprehensive Income
          (Loss) for the Years ended December 31, 1998, 1997, and 1996

     4. Consolidated Statement of Stockholders' Equity for the period of January 1, 1996, through December 31, 1998

     5. Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

     6.  Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were neither changes in accountants nor disagreements of the type required to be reported under this Item between the Company and its independent accountants, Hein + Associates LLP, during the fiscal years ended December 31, 1998, or December 31, 1997.

 PART III

Part III, Items 9, 10, 11, and 12, are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of December 31, 1998.

Item 13.   Exhibits and Reports on Form 8-K

     Exhibits       Exhibit No          Title
     --------       ----------          -----
     1.             3.1                 Articles of Incorporation

     1.             3.2                 Articles of Amendment to Articles
                                        of Incorporation
     1.             3.2(b)              Articles of Amendment to Articles
                                        of Incorporation dated April 21,
                                        1987
     2.             3.2(c)              Articles of Amendment to Articles
                                        of Incorporation dated February 19,
                                        1990
     1.             3.3                 By-Laws
     2.             4.1                 American Educational Products, Inc.
                                        1987 Incentive Stock Option Plan,
                                        together with Option Agreement
     2.             4.2                 American Educational Products, Inc.
                                        1990 Incentive Stock Option Plan,
                                        together with Option Agreement
     2.             4.3                 American Educational Products, Inc.
                                        1990 Employee Stock Purchase Plan,
                                        together with Subscription
                                        Agreement
     3.             4.4                 American Educational Products, Inc.
                                        1997 Stock Incentive Plan, together
                                        with Option Agreement
     4.             10.1                Asset Purchase Agreement dated
                                        March 1, 1994, with Churchill
                                        Films, Inc.
     9.             4.5                 Form of Warrant Agreement
                                        (including form of warrant)
     5.             10.2                Asset Purchase Agreement dated
                                        December 20, 1995, with
                                        Steck-Vaughn Publishing Corporation
                                        relating to the sale of Summit
                                        Learning, Inc. assets
     6.             10.3                Asset Purchase Agreement dated June
                                        17, 1997, with New SVE, Inc.
                                        relating to the sale of AEP Media
                                        Corporation assets
     7.             10.4                Stock Purchase Agreement dated
                                        April 13, 1998, with National
                                        Teaching Aids, Inc., et al relating
                                        to the purchase of National
                                        Teaching Aids, Inc.
     8.             10.5                Asset Purchase and Sale Agreement
                                        dated August 4, 1998, with SV
                                        Distribution Company relating to
                                        the purchase of operating assets
                                        known as Summit Learning


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

4. Incorporated by reference from the Registrant's Current Report on Form 8-K dated March 11, 1994 and filed with the Commission on March 24, 1994.

5. Incorporated by reference from the Registrant's Current Report on Form 8-K dated December 20, 1995 and filed with the Commission on January 4, 1997.

6. Incorporated by reference from the Registrant's Current Report on Form 8-K dated June 17, 1997, and filed with the Commission on July 3, 1997.

7. Incorporated by reference from the Registrant's Current Report on Form 8-K dated April 17, 1998, and filed with the Commission on May 1, 1998.

8. Incorporated by reference from the Registrant's Current Report on Form 8-K dated August 4, 1998, and filed with the Commission on August 17, 1998.

9. Incorporated by reference from the Registrant's Statement on Form S-3/A-2, Securities and Exchange Commission File No. 333-67401, as filed with the Commission on January 21, 1999.


Reports on Form 8-K
-------------------

On October 19, 1998, the Registrant filed a Current Report on Form 8-K/A dated August 4, 1998 to amend the Form 8-K filed August 17, 1998 to include unaudited pro forma information, unaudited interim financial statements, and audited financial statements relative to the acquisition of certain operational assets known as Summit Learning. The report included:

     Item 2: Acquisition of Assets
     Item 7: Financial Statements and Exhibits

            AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
            -----------------------------------------------------

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 -------------------------------------------



                                                            PAGE

INDEPENDENT AUDITOR'S REPORT                                F-2

CONSOLIDATED BALANCE SHEETS - December 31, 1998, and 1997   F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
     AND COMPREHENSIVE INCOME (LOSS) - For the Years Ended
     December 31, 1998, 1997, and 1996                      F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY -
     From January 1, 1996, through December 31, 1998        F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years
     Ended December 31, 1998, 1997, and 1996                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  F-7

            AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
            ----------------------------------------------------
                         CONSOLIDATED BALANCE SHEETS
                        ----------------------------
                      as of December 31, 1998, and 1997


                                                  1998           1997
                                                  ----           ----

ASSETS
CURRENT ASSETS
     Cash                                        $  124,000 $  183,000
     Trade receivables, net of allowance of
     $63,000 and $52,000                          1,876,000  1,220,000
     Royalty receivable                             116,000    119,000
     Inventories                                  3,733,000  2,540,000
     Prepaid advertising costs                    1,114,000     38,000
     Other                                          167,000    139,000
          TOTAL CURRENT ASSETS                    7,130,000  4,239,000

PROPERTY AND EQUIPMENT, net                       2,596,000  2,247,000

VIDEO LIBRARY, net                                  217,000    359,000

INTANGIBLE ASSETS, net                            1,160,000    169,000

OTHER ASSETS                                         99,000    237,000

TOTAL ASSETS                                    $11,202,000 $7,251,000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note                                         $1,614,000   $1,855,000
     Current maturities of long-term debt            895,000          -
     Accounts payable                              1,135,000      533,000
     Accrued expenses                                261,000      145,000
     Income taxes payable                              59,000         -
          TOTAL CURRENT LIABILITIES                3,964,000    2,533,000

LONG - TERM DEBT, less current maturities          1,087,000          -

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY
     Preferred stock; $0.01 par value; 50,000,000
          shares authorized; none issued or
          outstanding                                       -         -
     Common stock; $0.05 par value; 100,000,000
          shares authorized; 1,045,524 and 922,872
          shares issued and outstanding                  52,000     46,000
     Additional paid in capital                       7,081,000  6,504,000
     Accumulated deficit                               (982,000)(1,832,000)
                                                      ---------- ----------

     TOTAL STOCKHOLDERS' EQUITY                       6,151,000  4,718,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $11,202,000 $7,251,000
                                                    ----------- ----------

AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
-----------------------------------------------------
            for the Years ended December 31, 1998, 1997, and 1996


                              1998           1997           1996
                              ----           ----           ----

INCOME:
     Net sales                $11,675,000    $8,392,000     $8,501,000
     Cost of goods sold         6,843,000     5,232,000      5,586,000
                              -----------    ----------     ----------
          Gross profit          4,832,000     3,160,000      2,915,000

OPERATING EXPENSES:
     Advertising and catalog      674,000        95,000        327,000
          costs
     Other marketing            1,135,000       851,000      1,580,000
                               ----------    ----------     ----------
          Total marketing       1,809,000       946,000      1,907,000

     General and administrative 1,784,000     1,377,000      1,378,000
                               ----------    ----------     ----------
     Total operating expenses   3,593,000     2,323,000      3,285,000
                               ----------    ----------     ----------

OPERATING INCOME (LOSS)         1,239,000       837,000       (370,000)

OTHER INCOME (EXPENSE):
     Gain (loss) on sale of        -              -           (307,000)
          assets
     Interest expense            (358,000)     (323,000)      (418,000)
                              ------------   -----------    -----------
          Net other (expense)    (358,000)     (323,000)      (725,000)

INCOME (LOSS) BEFORE
     INCOME TAXES                 881,000       514,000     (1,095,000)

     Income tax (expense)         (31,000)        -               -
                              ------------   -----------    -----------

NET INCOME (LOSS) AND
     COMPREHENSIVE INCOME
     (LOSS)                   $   850,000    $  514,000    $(1,095,000)
                              -----------    ----------    ------------

Basic Earnings (Loss) per           $0.85         $0.56         $(1.29)
     Share                    -----------    ----------     -----------

Diluted Earnings (Loss) per
     Share                          $0.79         $0.53         $(1.29)
                              ------------   -----------    ------------

                        AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           ----------------------------------------------
                             January 1, 1996, through December 31, 1998



                       COMMON STOCK               Additional     Retained
                       Number                     Paid           Earnings
                       of             Common      in             (Accumulated
                       Shares         Stock       Capital        Deficit)            Total
                       ------         -----       -------        ------------        ------

Balance as of
January 1, 1996        830,271        $42,000     $6,048,000     $(1,251,000)        $4,839,000
Sale of common
   stock under
   the employee
   stock purchase
   plan                  5,023           -            28,000           -                 28,000
Exercise of
   options               2,155           -             6,000           -                  6,000
Sale of equity
   units                78,000          4,000        386,000          -                 390,000
Net loss                   -             -               -        (1,095,000)        (1,095,000)
                       --------      --------     ----------     -----------         ----------

Balance as of
December 31, 1996      915,449   46,000           6,468,000      (2,346,000)         4,168,000

Sale of common stock
under the employee
stock purchase plan      1,423     -                  6,000           -                  6,000
Exercise of options      3,000     -                 12,000           -                 12,000
Issuance of common
stock for services       3,000     -                 18,000           -                 18,000
Net income                 -       -                   -            514,000            514,000
                       -------   -------          ---------      -----------         ---------
Balance as of
December 31, 1997      922,872   46,000           6,504,000      (1,832,000)         4,718,000

Sale of common stock
under the employee
stock purchase plan     1,367       -                 7,000           -                  7,000
Exercise of options    43,285    2,000              229,000           -                231,000
Exercise of warrants   78,000    4,000              341,000           -                345,000
Net income                -         -                   -           850,000            850,000
                       ------    ------           ---------      ----------          ---------

Balance as of
December 31, 1998   1,045,524 $ 52,000           $7,081,000      $ (982,000)         $6,151,000
                     --------- --------          ----------      -----------

            AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH
            For the years ended December 31, 1998, 1997, and 1996


                                      1998           1997        1996
                                      ----           ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                  $850,000       $514,000  $(1,095,000)
   Items not requiring cash outlays:
        Depreciation                  603,000        665,000       780,000
        Amortization                  275,000        344,000       412,000
        Bad debt expense               67,000         13,000        11,000
        Imputed interest expense       37,000            -             -
        Loss on sale of assets            -              -         307,000
        Changes in:
           Accounts receivable        199,000        (368,000)     653,000
           Income tax refunds
           receivable                     -              -         304,000
           Inventories               (164,000)        (65,000)    (313,000)
           Prepaid advertising costs (888,000)        (38,000)       2,000
           Accounts payable           492,000        (219,000)    (183,000)
           Accrued expenses          (109,000)        (76,000)    (392,000)
           Other                      (35,000)         65,000      (82,000)
                                      --------       --------     ---------
        Net cash provided by
           operating activities     1,327,000         835,000      404,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net cash paid       (550,000)            -            -
   Proceeds from sale of assets            -              -      1,989,000
   Purchase of property and equipment(351,000)       (235,000)    (280,000)
   Cost incurred for video production     -               -       (138,000)
                                      --------       ---------   ----------
        Net cash provided (used) by
           investing activities       (901,000)      (235,000)   1,571,000

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable
        and long term debt             677,000      3,186,000    1,228,000
   Payments on notes payable
        and long term debt          (1,745,000)    (3,746,000)  (3,666,000)
   Net proceeds from common
        stock transactions             583,000         36,000      424,000
                                    -----------    ----------    ----------
        Net cash (used) by
           financing activities       (485,000)      (524,000)  (2,014,000)

NET INCREASE (DECREASE) IN CASH        (59,000)        76,000      (39,000)

Cash, at beginning of period           183,000        107,000      146,000
                                      ----------     ----------    --------

Cash, at end of period                $124,000       $183,000     $107,000


American Educational Products, Inc.
Summary of Selected Financial Data
(amounts in thousands, except per share data and number of employees)


                  1998        1997       1996        1995      1994
                  ----        ----       ----        ----      ----

Revenues          $11,675     $8,392     $8,501      $20,333   $21,101

Operating
income (loss)     $1,239      $837       $(370)      $(3,898)  $(2,229)

Net income (loss) $850        $514       $(1,095)    $(2,976)  $(1,858)

Basic earnings
(loss) per share  $0.85       $0.56      $(1.29)     $(3.61)   $(2.29)

Weighted average
number of common
shares outstand-
ing               1,000       918        852         825       812

Dividends per
share             nil         nil        nil         nil       nil

Total assets      $11,202     $7,251     $7,556      $11,240   $19,331

Total long term
debt              $1,087      $-         $907        $2,360    $3,703

Total stockholders'
equity            $6,151      $4,718     $4,168      $4,839    $7,671

Number of
employees         90          66         61          92        161


                        INDEPENDENT AUDITOR'S REPORT

Hein & Associates
717 - 17th Street
Suite 1600
Denver, CO 80202





Board of Directors
American Educational Products, Inc.
Boulder, Colorado


We have audited the accompanying consolidated balance sheets of American Educational Products, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Educational Products, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


HEIN + ASSOCIATES LLP



Denver, Colorado
March 1, 1999

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------------------

Nature of Business - American Educational Products, Inc. (AMEP or the Company) was organized as a Colorado corporation in 1986.

The Company sells a wide variety of educational products through multiple sales channels. The Company's products include those developed and manufactured by the Company, as well as products manufactured by other companies. The Company's customers include educational institutions, wholesalers, individual educators, and consumers. Approximately 91% of the Company's 1998 sales were in the United States and the remainder were exported to various locations throughout the world.

The Company utilizes several trade names in its marketing efforts. Scott Resources (Scott) specializes in manufacturing math products and earth science (geology) products. Hubbard Scientific (Hubbard) specializes in manufacturing science products for teaching life science (biology and chemistry) and physical science (physics and astronomy). National Teaching Aids (NTA) specializes in manufacturing Microslide(-TM-) Viewers and the related Microslides(-TM-). Summit Learning (Summit) distributes a wide array of math and science products primarily through the use of direct mail advertising.

A summary of the Company's significant accounting policies follows:

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------
The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Estimates that have a significant impact are a) future collectibility of accounts receivable, b) net realizable value of inventory, c) future sales to be derived from catalog mailings, d) useful life and salvage value of property and equipment, e) future sales of videos, f) useful life of intangible assets, g) future recoverability of all long-lived assets, h) fair value of financial instruments, and i) future value of net operating loss carryforward. Actual results could differ from those estimates.

Revenue Recognition
-------------------
Sales are recorded at time of shipment and an allowance is provided for estimated future returns.

Inventories - Inventories are valued at the lower of cost [using costing systems that approximate a first-in, first-out (FIFO) basis] or market, and consist of the following:


                              DECEMBER 31,
                              1998                   1997
                              ----------             --------

Raw materials                 $1,908,000             $ 968,000
Work in process                   48,000               243,000
Finished goods                 2,092,000             1,562,000
less Valuation allowance        (315,000)            ( 233,000)
                              -----------            ----------
Total                         $3,733,000             $2,540,000


Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives ranging generally from 3 to 32 years. Depreciation expense was $603,000, $665,000, and $780,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

Maintenance and repairs are charged to expenses when incurred. Property replacements and betterments that extend the life of assets, including reproduction masters for significant, non-routine product updates, are capitalized and subsequently depreciated. During 1998, the Company implemented the provisions of AICPA Statement of Position No. 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 specifies the types of costs that must be capitalized and the types for costs that must be expensed during the development and implementation phases of software installation.

Property and equipment consist of the following:

                                         DECEMBER 31,
                              1998                   1997
                              ----------             ---------

Reproduction masters          $3,437,000             $3,150,000
Plant machinery and equipment  1,971,000              1,650,000
Office furniture and equipment   279,000                279,000
Land and buildings               737,000                737,000
Computer hardware and software   724,000                395,000
Vehicles and other                36,000                 21,000
                              ----------             ----------
                               7,184,000              6,232,000
                              ----------             ----------
Less accumulated depreciation (4,588,000)            (3,985,000)
                              -----------            -----------
                              $2,596,000             $2,247,000

Video Library
-------------
The Company capitalizes costs incurred relating to the development of educational video products. These costs are amortized over the estimated future unit sales of the video products on an individual film forecast computation method. Estimated future unit sales of each video represent a significant estimate and are reviewed quarterly by the Company. Amortization expense was $142,000, $138,000, and $262,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

As of December 31, 1998, and 1997, the video library consists of:


                              DECEMBER 31,
                              1998                   1997
                              ----------             ----------

Production costs - completed
videos                        $  940,000             $  940,000
Accumulated amortization        (723,000)              (581,000)
                              -----------            -----------
                              $  217,000             $  359,000


Intangibles - In the various acquisitions made by the Company, an allocation was made to copyrights for proprietary products acquired. These costs are amortized over the shorter period of the estimated remaining lives of the products or the estimated remaining lives of their related copyrights. The lives range from 2 years to 6 years.

The Company had a covenant not to compete from the former owners of Hubbard. The amount allocated to the covenant was amortized over the six-year life of the covenant. As of December 31, 1998, this covenant was fully amortized.

In addition, the Company has a covenant not to compete from the former owners of NTA. The amount allocated to the covenant is being amortized over the four year life of the covenant.

A portion of the NTA purchase price was allocated to goodwill. This cost is being amortized over 15 years.

As of December 31, 1998, and 1997, intangible assets consist of:



                                         ACCUMULATED           COST
AMORTIZATION      NET
                  --------               ----------            --------

1998
Copyrights        $650,000               $(544,000)            $106,000
Covenants          890,000                (688,000)             202,000
Goodwill           879,000                 (27,000)             852,000
                  ---------              ----------            --------
                 $2,419,000             $(1,259,000)         $1,160,000

1997
Copyrights        $650,000               $(491,000)            $159,000
Covenants          653,000                (643,000)              10,000

               ----------              -----------             --------
               $1,303,000              $(1,134,000)            $169,000


Prepaid Advertising Costs
-------------------------
Substantially all of the Company's advertising is through the mailing of catalogs. The printing and mailing costs of catalogs are recorded as a current prepaid cost. These costs are amortized to expense based upon individual cost pools using actual and estimated future revenues for each catalog.

All other advertising costs are expensed when the advertising first takes place.

Long-Lived Assets
-----------------
Management periodically assesses recoverability of all long-lived assets, including intangibles. The assessment for impairment is performed whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable. The assessment compares the carrying value of the assets to the estimated future cash flows of the assets, exclusive of interest. If an impairment is indicated, a provision is made to reduce the asset's carrying value to its estimated fair value.

Fair Value of Financial Instruments and Concentration of Credit Risk
--------------------------------------------------------------------
The carrying value of the Company's trade receivables and trade payables are considered to approximate fair value due to their short maturities.
The fair value of the Company's notes payable are considered to approximate fair value because the effective interest rates on the obligations approximate the Company's current cost of borrowing.

The Company has a concentration of credit risk because substantially all of its sales are either direct to educational institutions or to distributors who sell to educational institutions. Management believes that the allowance for doubtful accounts is sufficient to cover the related credit risk.

Stock-Based Compensation
------------------------
During 1996, the Company adopted Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 requires disclosure of the fair value and other characteristics of stock options granted to employees. Under the provisions of SFAS 123, the Company has elected to continue using the intrinsic value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25").

Income Taxes
------------
The Company accounts for income taxes under the liability method of SFAS
109. Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the carrying value of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses and an offsetting valuation allowance. Tax effects are computed using the tax rates and laws enacted as of the balance sheet date.

Earnings Per Share
------------------
The earnings per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 specifies the method of computation, presentation, and disclosure for earnings per share ("EPS"). It requires the presentation of the two EPS amounts, basic and diluted. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution that would occur if outstanding stock options and other dilutive securities were exercised. Under certain circumstances, the calculation results in an anti-dilutive impact. An anti-dilutive impact means that the calculation increases earnings per share or reduces losses per share. All securities with an anti-dilutive impact are excluded from the diluted EPS calculation. All prior periods have been restated to conform to the requirements of SFAS
128. Earnings per share amounts have been adjusted, for all years presented, to reflect the five for one stock split effective April, 1997.

Supplemental Disclosures of Cash Flow Information -


                              December 31,
                              1998                 1997        1996
                              ---------            ---------   --------

Cash payments for:
Interest                      $297,000             $306,000    $428,000
Income Taxes                  $ 21,000             $      0    $      0

Non-cash investing and
financing activities:
Capital leases incurred in
exchange for equipment
purchases                     $186,000             $       0   $      0
Acquisition of companies
with debt                   $ 2,609,000            $       0   $      0


Impact of Recently Issued Accounting Standards
----------------------------------------------
In June 1998, Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. The Company does not currently engage in any activities that would be covered by SFAS 133.

Reporting Comprehensive Income
------------------------------
Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130") became effective during 1998. FAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Since its inception, the Company has not entered into any transactions that meet the definition of comprehensive income other than net income or net loss. Accordingly, the balance of accumulated comprehensive income at December 31, 1998 was nil and total comprehensive income (loss) for each of the three years ending December 31,1998 was equal to the net income or net loss reported for the year.

Segment Reporting
-----------------
All of the Company's activities are contained within one operating segment, the manufacture and distribution of supplemental teaching materials.

2.   ACQUISITIONS:
     ------------
In May 1998, the Company purchased all of the common stock of Learning & Leisure, Inc. and its wholly owned subsidiary, National Teaching Aids, Inc. (collectively, "NTA") for a total of $1,984,000 including costs and liabilities assumed. NTA produces the Microslide(-TM-) System. Microslides(-TM-) are 35mm photographs taken through a microscope. Each set of photographs is designed to teach a specific scientific concept. The 35mm images are viewed through a Microslide(-TM-) Viewer, a specially designed plastic device that resembles a microscope.

The sellers provided financing for the transaction under a $950,000 convertible note payable, a $400,000 licensing agreement, and consultation/ non-compete agreements requiring aggregate payments of $300,000. All additional acquisition costs were financed via the Company's existing line of credit.

The NTA acquisition has been recorded using the purchase method of accounting and the operating results of NTA were included in the Company's consolidated results of operation commencing June 1, 1998. Excess of cost over fair value of assets acquired (goodwill) of $980,000 is being amortized on a straight line basis over 15 years.

Effective July 1, 1998, AMEP acquired certain operating assets of Summit Learning ("Summit") for a total purchase cost of $1,550,000 including costs and liabilities assumed.

Summit distributes math and science supplemental teaching aids via direct mail catalogs. The seller provided financing for the acquisition in the form of a promissory note with a principal amount of $1,182,000. In addition, certain assets acquired in the Summit transaction were sold in September, 1998. Summit sold the assets that it had previously used in a Christmas season mail order catalog targeted at parents and grandparents. Sales proceeds were $50,000 cash plus a long term note receivable. Since collection of the note receivable is dependent on the future successful operations of the buyer, the Company will recognize future collections, if any, as they are received. The Company's existing capital resources financed all other acquisition costs.

The Summit acquisition was recorded using the purchase method of accounting and the operating results of Summit were included in the Company's consolidated results of operations commencing July 1, 1998. The fair value of assets acquired exceeded the acquisition costs by approximately $100,000 (negative goodwill), which is being amortized on a straight line basis over 15 years.

The following pro-forma presentation has been prepared as if both acquisitions had occurred on January 1, 1997.


Pro-forma Results of Operations          For the year ended
                                         December 31,
                                         1998                  1997
                                         -------------         ------

Net sales                                $15,010,000           $17,410,000
Net income (loss)                        $ 181,000             $  (640,000)
Basic earnings (loss) per share          $    0.18             $     (0.70)
Diluted earnings (loss) per share        $    0.17             $     (0.70)

The pro-forma amounts presented above include adjustments to historical amounts for interest on acquisition debt incurred, amortization of goodwill, and depreciation of revalued furniture and equipment. The pro-forma information is not necessarily indicative of the results of operation of the combined company had these events occurred on January 1, 1997. Furthermore, AMEP made substantial changes to the operations of NTA and Summit subsequent to their acquisitions. Specifically, a duplicative facility acquired with NTA was closed and the number of catalogs mailed by Summit was substantially reduced. None of these changes are reflected in the pro-forma amounts above. Therefore, the amounts presented above are not indicative of future results.

3.   DIVESTITURES:
     ------------
Effective June 17, 1996, the Company sold substantially all of the assets of AEP Media Corporation, dba Churchill Media ("Churchill") to a non-public Company. The sale comprised all the assets used by Churchill for video production and distribution. Total cash proceeds of the sale were $1,000,000. In addition, the Company has the right to receive future royalties on Churchill titles sold by the purchaser through June 2000. Royalties are calculated at 10% of sales and are subject to an aggregate ceiling of $750,000. The Company recorded a $490,000 royalty receivable based upon its estimate of future sales (using historical sales decline curves) less a discount factor of 11.5% for the time value of money. The Company utilized the proceeds to pay trade creditors and to reduce the outstanding balance on the Company's bank debt. The Company recognized a loss of $384,000 on the sale. Revenue of $905,000 and operating losses of $215,000 were attributable to Churchill's operations during the six months ended June 30, 1996. Royalty payments received during 1997 were less than originally estimated and, accordingly, the Company reduced the royalty receivable carrying value by $38,000 to reflect its revised estimate of future royalties.

Effective July 31, 1996, the Company sold one of its warehouses. The sale of the real estate provided approximately $1,000,000 in net proceeds that were used to pay trade creditors and reduce bank debt. A gain of approximately $77,000 was realized on the sale.

4.   NOTES PAYABLE AND LONG-TERM DEBT:
     --------------------------------
The Company has a $2,800,000 revolving line of credit pursuant to an asset-based financing agreement that expires April 30, 2000. Borrowing under this line of credit bears interest at a floating rate plus 2% (totaling 9.75% as of December 31, 1998). Interest is payable monthly.
The principal balance was $1,614,000 at December 31, 1998. The amounts available to be borrowed under the agreement are derived from a borrowing base formula as defined in the agreement relating to allowable inventory and accounts receivable. As of December 31, 1998, the borrowing base formula would have limited borrowings to $2,399,000. The line of credit is collateralized by substantially all of the Company's assets. Subsequent to December 31, 1998, the terms of the revolving line of credit were revised to increase maximum borrowings up to $3,250,000 and reduce the interest rate to a floating rate plus 1%.

The Company's long-term debt consisted of the following:

                                                               DECEMBER 31,
                                         1998                  1997
                                         ------------          ----------

Note Payable, principal due in four
annual installments of $237,500.
Accrued interest is payable annually
at 7.5%.  At the option of the
Company, can be converted into common
stock at a rate of $10 per share.
Face value of $950,000 less imputed
interest at 10%.  Collateralized by
intellectual property                    $  905,000            $   -

License agreement, due in four annual
installments of $100,000.  Face value
of $400,000 less imputed interest
at 10%.  Collateralized by intellectual
property.                                   323,000                -

Non-compete agreement, due in quarterly
installments of $29,500.  Non-
collateralized.                             177,000                -

Note Payable, principal due in monthly
installments of $125,000.  Accrued
interest is payable monthly at 8.5%.
Collateralized by Summit's operating
assets.                                     431,000                -
Capital lease obligations, due in
monthly installments of $7,000 with
varying maturities.  Collateralized by
information system hardware and
manufacturing equipment.                    146,000                -
                                         ----------            ----------
Total                                     1,982,000                -

Less current maturities                    (895,000)               -
                                         -----------           ----------
Long-term debt                           $1,087,000            $   -


At December 31, 1998, the future minimum principal payments on long term debt and capitalized lease obligations were as follows:



                                         1999        $ 895,000
                                         2000          425,000
                                         2001          334,000
                                         2002          328,000
                                                     ---------
                                         Total      $1,982,000


5.   COMMITMENTS:
     -----------
The Company leases office space, equipment, and warehouse facilities under noncancellable operating leases. Total rental expense for each of the last three years was $240,000 in 1998, $133,000 in 1997, and $184,000 in 1996.
Future minimum rental commitments at December 31, 1998 are as follows:



                              1999                 $315,000
                              2000                  175,000
                              2001                  156,000
                              2002                   45,000
                              2003                    1,000
                                                   ---------
                              Total                $692,000


The Company has certain royalty agreements with third parties on various products. Total royalty expense for each of the last three years was $115,000 in 1998, $109,000 in 1997, and $207,000 in 1996.

6.   STOCKHOLDERS' EQUITY:
     --------------------
Preferred Stock - The Company has authorized 50,000,000 shares of preferred stock. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. None of the shares are issued and outstanding.

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

During 1997, the Company issued a warrant dividend to existing shareholders. The warrant dividend consists of one warrant for each share of common stock owned by shareholders of record on June 5, 1997. Each warrant entitles its holder for a period of three years to purchase one additional share of the Company's common stock at an exercise price of $10.00 per share. No voting rights have been attached to the warrant. The Company retains the right to redeem the warrants upon 30 days notice for a redemption price of $0.01 per warrant in the event that public trading of the Company's common stock equals or exceeds 110% of the then current exercise price of the warrant for twenty consecutive trading days. All of these warrants, amounting to 916,000, were outstanding at December 31, 1998 and December 31, 1997.

A registration statement under the Securities Act of 1933 was filed regarding the warrants and was declared effective by the Securities and Exchange Commission in December, 1997. The warrants were issued and began trading on December 5, 1997, on the NASDAQ Small Cap Market System under the symbol AMEPW. NASDAQ informed the Company that, in its opinion, the ex-dividend date for these warrants should be December 5, 1997, the day that trading commenced. As a result of the delayed ex-dividend date, the Company believes that it is required to issue additional warrants to disenfranchised shareholders who sold shares between June 5, 1997 and December 5, 1997. As of December 31, 1998, the Company had commenced the registration process. The additional warrants will be issued immediately after the registration statement is declared effective by the Securities and Exchange Commission.

During 1996, the Company sold 78,000 equity units for total proceeds of $390,000. The proceeds were used to reduce bank debt and to provide additional working capital. The equity units consist of one share of the Company's common stock plus a warrant to purchase one additional share of common stock. During 1997, the exercise price of the warrants was adjusted from $5.00 per share to $4.50 per share to reflect updated market valuations. The common stock was registered under the Securities Act. All 78,000 warrants were exercised during the year ended December 31, 1998.

Earnings per Share
------------------
The following is a reconciliation of basic and diluted earnings per share:


                              For the year ended December 31, 1998
                              Income            Shares         Per Share
                              (Numerator)       (Denominator)  Amount
                              -----------       ------------   ----------

Basic EPS
  Income available to common
     shareholders             $  850,000        1,000,000      $0.85
  Effect of dilutive securities
     Stock options                                 64,000
     Warrants                                      11,000
  Convertible debt                47,000           63,000
Diluted EPS
  Income available to common
    stockholders  plus assumed
    conversions               $  897,000        1,138,000      $0.79



                              For the year ended December 31, 1997
                              Income            Shares         Per Share
                              (Numerator)       (Denominator)  Amount
                              -----------       ------------   ----------

Basic EPS
  Income available to common
    shareholders              $514,000          918,000        $0.56
Effect of dilutive securities
  Stock options                                  29,000
  Warrants                                       15,000
Diluted EPS
  Income available to common
  stockholders plus assumed
  conversions                 $514,000          962,000        $0.53




                              For the year ended December 31, 1996
                              Income            Shares         Per Share
                              (Numerator)       (Denominator)  Amount
                              -----------       ------------   ----------

Basic and Diluted EPS
  (Loss) available to common
  shareholders                $(1,095,000)      852,000        $(1.29)


Options to purchase 172,450 shares of common stock were outstanding at December 31, 1998. All of them had a dilutive effect on the 1998 earnings per share calculation. For purposes of calculating diluted EPS, outstanding options resulted in 64,000 incremental shares determined using the treasury stock method.

Options to purchase 172,450 shares of common stock were outstanding at December 31, 1998. All of them had a dilutive effect on the 1998 earnings per share calculation. For purposes of calculating diluted EPS, outstanding options resulted in 64,000 incremental shares determined using the treasury stock method.

The Company also had warrants outstanding at December 31, 1998 to purchase 916,000 shares of common stock. The 916,000 warrants had an anti-dilutive effect and were therefore excluded from the calculation of diluted EPS. The excluded warrants had an exercise price of $10.00 per share.

Options to purchase 161,700 shares of common stock were outstanding at December 31, 1997. Of that total, 159,000 options had a dilutive effect on the 1997 earnings per share calculation. For purposes of calculating diluted EPS, outstanding options resulted in 29,000 incremental shares determined using the treasury stock method. The remaining 2,700 options had an anti-dilutive effect and were therefore excluded from the calculation of diluted EPS. The excluded options had an exercise price of $7.125 per share.

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

The diluted earnings per share calculations for 1996 excluded the effect of all options and warrants as the net loss for that year resulted in an anti-dilutive effect for all such securities.

ESPP - Substantially all of the Company's regular full-time employees are eligible to participate in an employee stock purchase plan (ESPP), except those owning more than 5% of the Company's common stock or more than $25,000 in value of the Company's common stock. Stockholders have authorized issuance of up to 60,000 shares under the ESPP. Under the ESPP, employees may purchase shares at 85% of the NASDAQ quoted market value on either the beginning or ending date of the six month enrollment period, whichever is less. The number of shares purchased under the ESPP for each of the three years ending December 31 was 1,367 in 1998, 1,423 in 1997, and 5,023 in 1996. The remaining shares available to be issued under the ESPP totaled 18,000 as of December 31, 1998. Expenses related to the ESPP are not material.

Stock Options
-------------
On June 2, 1997, the shareholders approved the 1997 Stock Incentive Plan. The 1997 Stock Incentive Plan (the "1997 Plan") superseded the previously existing plan, the 1990 Incentive Stock Option Plan, and all activity under the 1990 was merged into the 1997 Plan. The 1997 Plan was created to conform to recent changes in securities and tax laws and regulations and to conform to new requirements of the NASDAQ Stock Market.

The 1997 Plan authorizes the Board of Directors to issue incentive stock options to executive officers and key employees and to grant non-qualified stock options and/or stock purchase rights to officers, employees, former employees, directors, and consultants. The options are generally granted for a five-year period, with the exercise price based upon the market price of the Company's freely traded common stock on the date of the grant. The total number of options authorized for issuance under the Plan is 179,300. During 1997, the Board of Directors determined that 99,400 incentive and non-qualified stock options contained exercise prices in excess of amounts that were appropriate given the financial condition of the Company. Accordingly, 50,900 incentive stock options and 48,500 non-qualified stock options were terminated and subsequently re-issued with an exercise price of $4.50 per share.

At December 31, 1998, the 69,450 incentive stock options outstanding under the 1997 Plan had exercise prices ranging from $3.875 to $7.125, exercisable as follows:



EXERCISABLE IN YEAR           NUMBER OF         WEIGHTED
                              SHARES            AVERAGE EXERCISE PRICE
-------------------           ------------      -----------------

1999                          60,100                 $4.35
2000                           9,350                 $4.11


At December 31, 1998, there were 16,485 shares authorized for future grants of incentive stock options under the existing Plan.

The Company has issued non-qualified stock options under the terms of the 1997 Plan (and its predecessor plan). During 1996, the Company issued 22,400 non-qualified stock options to its directors at 100% of fair value at the date of the grant. During 1997, the Company issued 36,500 non-qualified stock options to its directors at 100% of fair value at the date of the grant. During 1998, the Company issued 59,000 non-qualified stock options to its employees and directors at 100% of fair value at the date of the grant. All 103,000 non-qualified options outstanding at December 31, 1998, were exercisable.

The following is a summary of the number of shares under option:


                       NUMBER OF SHARES
                       INCENTIVE         NON-                  WEIGHTED
                       STOCK             QUALIFIED             AVERAGE
                       OPTION            STOCK                 EXERCISE
                       PLAN              OPTIONS     TOTAL     PRICE
                       ------------      ---------   --------  ---------

Balance, Jan. 1, 1996  124,600           26,100      150,700   $10.50
   Options granted      31,300           22,400       53,700   $ 6.30
   Options exercised    (2,160)               0       (2,160)  $ 2.95
   Options terminated (100,540)               0    (100,540)   $10.15

Balance, Dec. 31, 1996 53,200            48,500      101,700   $ 7.90
   Options granted     81,800            85,000      166,800   $ 4.40
   Options exercised   (1,000)           (2,000)      (3,000)  $ 4.00
   Options expired     (1,300)                0       (1,300)  $11.25
   Options terminated (54,000)          (48,500)    (102,500)  $ 7.82

Balance, Dec. 31, 1997 78,700            83,000       161,700  $ 4.40
   Options granted           0           59,000        59,000    8.00
   Options exercised   (7,385)          (29,000)      (36,385) $ 4.50
   Options terminated  (1,865)           (10,000)     (11,865) $ 5.20

Balance, Dec. 31, 1998 69,450            103,000      172,450  $ 5.59


For all options granted during the last three years, the weighted average market price of the Company's common stock on the grant date was equal to the weighted average exercise price. The weighted average remaining contractual life for all options as of December 31, 1998, was approximately
4.0 years. If not previously exercised or terminated, options outstanding at December 31, 1998, will expire as follows:


                              NUMBER            WEIGHTED AVERAGE
YEAR                          OF SHARES         EXERCISE PRICE
-----                         ----------        -----------------

1999                          16,350                 $4.50
2000                          6,900                  $4.50
2001                          44,200                 $4.50
2002                          48,000                 $4.01
2003                          57,000                 $8.00


Pro Forma Stock-Based Compensation Disclosures
----------------------------------------------
The Company applies APB Opinion 25 and related interpretations in accounting for its stock options that are granted to employees and directors. Accordingly, no compensation cost has been recognized for grants of options where the exercise price is not less than the quoted market value of the Company's common stock on the grant date. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have changed to the pro forma amounts indicated in the following table:


                              YEAR ENDED DECEMBER 31,
                              1998              1997           1996
                              -------           --------       --------

Net income (loss)
     As reported              $ 850,000         $ 514,000      $(1,095,000)
     Pro forma                $ 512,000         $ 306,000      $(1,220,000)

Basic earnings (loss) per
   common share
     As reported              $0.85             $0.56          $(1.29)
     Pro forma                $0.51             $0.33          $(1.43)

Diluted earnings (loss) per
   common share
     As reported              $0.79             $0.53          $(1.29)
     Pro forma                $0.49             $0.32          $(1.43)


These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

The fair value of each option granted was estimated as of the date of grant using the Black - Scholes option pricing model with the following weighted average assumptions:


                       YEAR ENDED DECEMBER 31,
                       1998              1997        1996
                       --------          --------    ---------

Estimated fair value/
  share of options
  granted              $4.41             $2.23       $3.65
Expected volatility    58%               59%         64%
Risk free interest
  rate                 5.2%              5.6%        6.0%
Expected dividends     $0.00             $0.00       $0.00
Expected term
  (in years)           5.0               5.0         5.0


7.   INCOME TAXES:
     ------------
The composition of income tax expense for the years ended December 31 was as follows:

                              1998              1997           1996
                              ----              ----           ----

Current                       $31,000           $0             $0
Deferred                      0                 0              0
                              -------           ----           ----
Total                         $31,000           $0             $0


The percentage tax rates recorded for 1998, 1997, and 1996 were approximately 4%, 0%, and 0%, respectively. Generally, the difference between the recorded percentages and the Federal statutory rate of 34% is primarily caused by the addition of state taxes (2% - 3%) offset by the utilization of net operating loss (NOL) carryforwards. Specifically, the tax expense recorded in 1998 represents alternative minimum federal taxes and state taxes that cannot be offset against the NOL. The Company recorded no income tax expense in 1997, as it was able to utilize NOL carryforwards to offset its taxable income. In 1996, the Company did not recognize any income tax benefit as it had exhausted loss carryback provisions and was prohibited under SFAS 109 from recognizing uncertain future benefits of the NOL carryforwards.

The Company has the ability to carryforward its net operating losses and offset them against future taxable income, if any. The NOL carryforwards approximate $3,600,000 and expire in the years 2009, 2010, and 2011. Similarly, the Company has charitable contribution carryforwards of approximately $400,000 that expire in the same years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31 were as follows:

                              1998              1997
                              --------          ---------

Deferred tax assets
  (liabilities):
Current
    Accounts receivable      $  23,000          $20,000
    Inventories                117,000           98,000
    Prepaid advertising costs (412,000)         (14,000)
    Net operating losses       272,000                -
    Other                            -          (17,000)

Long-term
    Property, plant and
    equipment                 (472,000)       (515,000)
    Net operating losses     1,060,000       1,218,000
    Charitable contributions   150,000          150,000
                              --------       ---------
Net deferred tax asset         738,000          940,000

Valuation allowance           (738,000)       (940,000)
                              ---------      ----------
     Total                          $0               $0
                              =========      ==========


Based upon past performance and statutory expiration dates, the ultimate realization of the NOL carryforwards is uncertain. Accordingly, the Company has established a full valuation allowance against these carryforward benefits and will recognize the benefits only as reassessment indicates that they are realizable. The need for this valuation allowance is subject to periodic review. Should the allowance be reduced in a future period, the tax benefits of the carryforwards will be recorded at that time as a reduction of the Company's income tax expense. The decrease of $202,000 in the valuation allowance during 1998 is primarily due to increase in deferred tax credits related to prepaid advertising costs.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     AMERICAN EDUCATIONAL PRODUCTS, INC.

Date:  April 14, 1999                    /s/ Clifford C. Thygesen
                                         ------------------------------
                                         Clifford C. Thygesen, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature              Title                    Date


/s/ Robert A. Scott       Chairman of the Board,     April 14, 1999
-------------------       Secretary and Director
Robert A. Scott


/s/ Clifford C. Thygesen  President and Director     April 14, 1999
------------------------  (Chief Operating Officer)
Clifford C. Thygesen


/s/ Frank L. Jennings     Vice President and         April 14, 1999
---------------------     Assistant Secretary
Frank L. Jennings         (Chief Accounting Officer)

/s/ Stephen G. Calandrella  Director                 April 14, 1999
--------------------------
Stephen G. Calandrella


/s/ Richard J. Ciurczak   Director                   April 14, 1999
-----------------------
Richard J. Ciurczak


/s/ Wayne R. Kirschling   Director                   April 14, 1999
-----------------------
Wayne R. Kirschling


/s/ Steven B. Lapin       Director                   April 14, 1999
--------------------
Steven B. Lapin


/s/ Clifford L. Neuman    Assistant Secretary and    April 14, 1999
-----------------------   Director
Clifford L. Neuman