Form 10QSB
period 1999-03-31
AMERICAN EDUCATIONAL PRODUCTS INC
filed 1999-05-17
CIK 790069

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

                                      OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                        Commission file number: 0-16310

                      AMERICAN EDUCATIONAL PRODUCTS, INC.
                    ---------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

         Colorado                                 84-1012129
---------------------------             ------------------------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)            Identification Number)


          6550 Gunpark Drive, Suite 200, Boulder, Colorado      80301
      ------------------------------------------------------------------
      (Address of principal executive officers)               (Zip Code)

                                (303) 527-3230
                            -----------------------
                          (Issuer's Telephone Number)


    ----------------------------------------------------------------------
      Former name, address, and fiscal year, if changed since last report

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

APPLICABLE ONLY TO CORPORATE ISSUERS: As of May 12, 1999, the Company had 1,072,064 shares of its $0.05 par value common stock outstanding.
Transitional Small Business Disclosure Format (Check one).  Yes   No X

                                     INDEX


                        PART I.  FINANCIAL INFORMATION
                                                                 Page
                                                                 ----
Item 1.   Financial Statements

     Consolidated Balance Sheets as of March 31, 1999 and
     December 31, 1998                                            2

     Consolidated Statements of Operations and Comprehensive
     Income for the three months ended March 31, 1999 and
     March 31, 1998                                               3

     Consolidated Statements of Cash Flows for the three
     months ended March 31, 1999 and March 31, 1998               4

     Consolidated Statement of Stockholders' Equity from
     January 1, 1999 through March 31, 1999                       5

     Notes to Consolidated Financial Statements                   6

Item 2. Management's discussion and analysis of financial condition and results of operations

     Liquidity and Capital Resources                              7

     Results of Operations                                        9

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      14

Item 2.   Changes in Securities                                  14

Item 3.   Defaults Upon Senior Securities                        14

Item 4.   Submission of Matters to a Vote of Security Holders    14

Item 5.   Other Information                                      14

Item 6.   Exhibits and Reports on Form 8-K                       14

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  As of March 31, 1999 and December 31, 1998

                                                March 31,    December 31,
                                                  1999           1998
                                              ------------   ------------
                                               (Unaudited)

       ASSETS
       ------
CURRENT ASSETS
 Cash                                         $    95,000    $   124,000
 Trade receivables, net of allowance
   of $83,000 and $63,000                       2,433,000      1,876,000
 Royalty receivable                                95,000        116,000
 Inventories                                    4,094,000      3,733,000
 Prepaid  advertising costs                       888,000      1,114,000
 Other                                            223,000        167,000
                                              ------------   ------------
   TOTAL CURRENT ASSETS                         7,828,000      7,130,000

PROPERTY AND EQUIPMENT, net                     2,645,000      2,596,000

VIDEO LIBRARY, net                                186,000        217,000

INTANGIBLE ASSETS, net                          1,111,000      1,160,000

OTHER ASSETS                                      101,000         99,000
                                              ------------   ------------
TOTAL ASSETS                                  $11,871,000    $11,202,000
                                              ============   ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES
 Notes payable                                $ 2,032,000    $ 1,614,000
 Current maturities of long term debt             647,000        895,000
 Accounts payable                               1,511,000      1,135,000
 Accrued expenses                                 250,000        261,000
Income taxes payable                               33,000         59,000
                                              ------------   ------------
   TOTAL CURRENT LIABILITIES                    4,473,000      3,964,000

LONG TERM DEBT, less current maturities         1,061,000      1,087,000

COMMITMENTS

STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value; 50,000,000
   shares authorized; none issued or outstanding        -              -
 Common stock; $.05 par value; 100,000,000
   shares authorized; 1,072,064 and 1,045,524
   shares issued and outstanding                   53,000         52,000
 Additional paid in capital                     7,201,000      7,081,000
 (Accumulated deficit)                           (917,000)      (982,000)
                                              ------------   ------------
   TOTAL STOCKHOLDERS' EQUITY                   6,337,000      6,151,000
                                              ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $11,871,000    $11,202,000
                                              ============   ============

                See accompanying notes to financial statements

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)
         for the Three Months ended March 31, 1999 and March 31, 1998
                                  (Unaudited)

                                                March 31,      March 31,
                                                  1999           1998
                                              ------------   ------------

INCOME
 Net sales                                    $ 3,301,000    $ 1,847,000
 Cost of goods sold                             1,998,000      1,193,000
                                              ------------   ------------
   Gross profit                                 1,303,000        654,000

OPERATING EXPENSES
 Advertising and catalog costs                    306,000         34,000
 Other marketing                                  313,000        211,000
                                              ------------   ------------
   Total marketing                                619,000        245,000

 General and administrative                       521,000        363,000
                                              ------------   ------------
   Total operating expenses                     1,140,000        608,000
                                              ------------   ------------
OPERATING INCOME                                  163,000         46,000
 Interest (expense)                               (98,000)       (67,000)
                                              ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES                  65,000        (21,000)
 Income tax benefit (expense)                           -              -
                                              ------------   ------------
NET INCOME (LOSS) AND COMPREHENSIVE
 INCOME (LOSS)                                $    65,000    $   (21,000)
                                              ============   ============
Basic earnings per share                      $      0.06    $     (0.02)
                                              ============   ============
Diluted earnings per share                    $      0.05    $     (0.02)
                                              ============   ============
Weighted average number of common shares
 outstanding                                    1,060,000        935,000

Effect of dilutive securities                     141,000              -
                                              ------------   ------------
Weighted average number of common shares
 outstanding plus dilutive securities           1,201,000        935,000
                                              ============   ============


                See accompanying notes to financial statements

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the Three Months ended March 31, 1999 and March 31, 1998
                                  (Unaudited)

                                                March 31,      March 31,
                                                  1999           1998
                                              ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                            $    65,000    $   (21,000)
 Items not requiring cash outlays:
   Depreciation                                   161,000        149,000
   Amortization                                    79,000         49,000
   Bad debt expense                                21,000          4,000
 Changes in:
   Accounts receivable                           (577,000)      (120,000)
   Inventories                                   (361,000)      (300,000)
   Prepaid advertising costs                      226,000       (131,000)
   Accounts payable                               376,000         (5,000)
   Accrued expenses                                39,000         31,000
   Other                                          (96,000)        50,000
                                              ------------   ------------
 Net cash provided (used) by operating
   activities                                     (67,000)      (294,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment              (210,000)       (62,000)
                                              ------------   ------------
   Net cash provided (used) by investing
     activities                                  (210,000)       (62,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable and long term debt   499,000        189,000
 Payments on notes payable and long term debt    (372,000)       (84,000)
 Net proceeds from common stock transactions      121,000        169,000
                                              ------------   ------------
   Net cash provided (used) by financing
     activities                                   248,000        274,000
                                              ------------   ------------
NET INCREASE (DECREASE) IN CASH                   (29,000)       (82,000)

Cash, at beginning of period                      124,000        183,000
                                              ------------   ------------
Cash, at end of period                        $    95,000    $   101,000
                                              ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash payments for:
   Interest                                   $    61,000    $    59,000
                                              ============   ============
   Income taxes                               $         -    $         -
                                              ============   ============
 Non-cash investing and financing activities:
   Acquisition of equipment for debt          $         -    $   135,000
                                              ============   ============

                See accompanying notes to financial statements

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    January 1, 1999 through March 31, 1999
                                  (Unaudited)


                      COMMON STOCK
                  --------------------  Additional
                    Number                 Paid
                      of       Common       in     (Accumulated
                    shares      Stock     Capital    Deficit)      Total
                  ----------  --------- ----------- ---------- -----------

Balance as of
 January 1, 1999  1,045,524   $52,000   $7,081,000  $(982,000) $ 6,151,000

Sale of common stock
 under the employee
 stock purchase plan    757         -        6,000          -        6,000

Exercise of options  25,783     1,000      114,000          -      115,000

Net income                -         -            -     65,000       65,000
                  ----------  --------- ----------- ---------- -----------
Balance as of
 March 31, 1999   1,072,064   $53,000   $7,201,000  $(917,000) $ 6,337,000
                  ==========  ========= =========== ========== ===========







                See accompanying notes to financial statements

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 1 -- Presentation
----------------------
     In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of operations for the three months ended March 31, 1999 and 1998. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

     The foregoing acquisitions affect comparisons among 1999 and 1998.

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in this quarterly report.

     Liquidity and Capital Resources - March 31, 1999 Compared to December 31, 1998

     The Company's liquidity and capital resources continued to improve during the first quarter of 1999. Net income for the first quarter of 1999 was $65,000. Earnings before interest, taxes, depreciation and amortization, was $403,000.

     During first quarter 1999, cash flow from operations plus borrowings under the revolving line of credit were sufficient to fund all of the Company's operating cash requirements. Working capital increased 6.0% from $3,166,000 as of December 31, 1998 to $3,355,000 at March 31, 1999.

     The Company has an asset based financing arrangement with Republic Commercial Finance, an affiliate of U.S. Bancorp. The arrangement expires on April 30, 2000, and provides for borrowings up to $2,800,000. Certain amounts available to be borrowed under the agreement are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. As of March 31, 1999, the borrowing base formula limited total borrowings to $2,402,000. Borrowings are collateralized by substantially all the Company's assets. Interest, computed at a floating rate plus 2%, is payable monthly. In addition, the Company is required to make minimum monthly principal payments of $20,000. During 1999, the Company negotiated an increase in maximum borrowings up to $3,250,000 and a reduction in the interest rate.

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

     The Company believes that the funds available to it in 1999 will be adequate to meet its operating requirements. The source of those funds will be cash flow from operations and additional borrowings available under the arrangement with its lender. The Company intends to install new computer software and hardware and new telephone equipment during 1999. Substantially all of the arrangements required to finance that installation will be completed during 1999. Any acquisition activity undertaken by the Company during 1999 would be contingent upon obtaining the necessary financing.

     The Company experienced a 6.0% working capital increase for quarter ended March 31, 1999. Current assets of $7,828,000 increased $698,000 from December 31, 1998, and current liabilities increased $509,000 to $4,473,000.

     Total assets increased from $11,202,000 on December 31, 1998, to $11,871,000 on March 31, 1999. During the same period, total liabilities increased from $5,051,000 to $5,534,000.

     Accounts receivable increased from $1,876,000 at December 31, 1998, to $2,433,000 at March 31, 1999, an increase of $557,000 or 30%. The increase is attributable to the seasonal nature of sales.

     Inventories increased from $3,733,000 at December 31, 1998, to $4,094,000 at March 31, 1999, an increase of $361,000 or 10%. This increase can be attributed primarily to preparation for seasonal increases in sales and the inventory ramp-up for new product introductions.

     Prepaid advertising costs of $888,000 at March 31, 1999 represent deferred costs associated with mailing the 1999 spring catalogs. The comparable amount from December 31, 1998 was $1,114,000.

     The Company mails its spring catalogs in late December or early January. The costs of the mailings are charged against income on a pro-rata basis using estimated revenues for each catalog.

     Net property and equipment increased from $2,596,000 at December 31, 1998, to $2,645,000 at March 31, 1999, an increase of $49,000 or 2%. The
Company recorded depreciation expense of $161,000 for first quarter 1999. Capital expenditures for the quarter of $210,000 consisted primarily of new information system hardware and software.

     Video and film library costs decreased from $217,000 at December 31, 1998 to $186,000 at March 31, 1999, a decrease of $31,000 or 14%. All of the decrease represented normal amortization expense.

     Intangible and other assets decreased from $1,259,000 at December 31, 1998, to $1,212,000 at March 31, 1999, an decrease of $47,000 or 4%. The decrease was primarily the result of normal amortization expense.

     Accounts payable increased from $1,135,000 at December 31, 1998, to $1,511,000 at March 31, 1999, an increase of $376,000 or 33%. The increase was due to increased purchases in preparation for anticipated seasonal sales.

     Borrowings under the Company's working capital line of credit were increased from $1,614,000 at December 31, 1998, to $2,032,000 at March 31, 1999, an increase of $418,000 or 26%. The Company's borrowing needs typically increase during the first quarter to fund the mailing of spring catalogs and the seasonal increase in business.

     Stockholders' equity increased from $6,151,000 at December 31, 1998 to $6,337,000 at March 31, 1999, an increase of $186,000 or 3%. The increase consists of 1999 first quarter net income of $65,000, plus proceeds from common stock transactions.

     Management continually assesses the Company's need for capital resources. From time to time, the Company may evaluate and pursue additional sources of capital.

     Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's short-term liquidity or capital resources.

Results of Operations - March 31, 1999 Compared to March 31, 1998
-----------------------------------------------------------------
     As previously discussed, the comparisons of operating results for three months ending March 31, 1999, to three months ending March 31, 1998 are affected by the acquisitions made by the Company.

     The Company reported net income of $65,000 for the first quarter of 1999, compared to a net loss of ($21,000) for same period of 1998. Basic earnings per share for the first quarter of 1998 was $0.06 per share. Basic loss per share for the first quarter of 1998 was ($0.02) per share.

     The Company's revenues in first quarter 1999 were $3,301,000, an increase of $1,454,000 or 79% from the $1,847,000 of first quarter 1998. Sales increased due to the acquisitions of Summit and NTA.

     The cost of goods sold for first quarter ended March 31, 1999, was $1,998,000, an increase of 68% over $1,193,000 in first quarter 1998. Substantially all of the increase was due to the acquisitions.

     Consolidated gross profits for first quarter 1999 were $1,303,000, an increase of $649,000 or 99% from $654,000 in first quarter 1998. As a percentage of sales, the gross margin increased from 35.4% in first quarter 1998 to 39.5% in first quarter 1999. The changes in both gross profit and gross margin percent are partially the result of the acquisition of Summit and NTA. For comparative purposes, the portion of the business that operated continuously throughout the first quarter of both 1999 and 1998 reported a gross margin percent of 37% in 1999 and 35% in 1998.

     The advertising component of marketing costs increased $272,000 or 800% from first quarter 1998. The increase is the direct result of the acquisitions of Summit and NTA. Summit's advertising costs for first quarter 1999 were $245,000. The Company currently expects that 1999 catalog costs for Summit will be approximately $1,000,000.

     Other marketing costs increased by $102,000 or 48% from first quarter 1998. As a percentage of sales these costs were 10% in first quarter 1999 and 11% in 1998.

     General and administrative expenses increased by $158,000 or 44% from first quarter 1998 to first quarter 1999. As a percentage of sales, general and administrative expenses were 16% in first quarter 1999 and 20% in first quarter 1998.

     Interest expense increased $31,000, or 46%, to $98,000 in first quarter 1999 compared to $67,000 in first quarter 1998. The increase in interest expense from first quarter 1998 resulted from increases in debt related to the acquisitions of Summit and NTA.

     The Company recorded no income tax expense in first quarter 1999 due to the net operating loss (NOL) carryover.

     The Company has NOL carryforwards and contribution carryforwards for income tax purposes of approximately $4,000,000, which expire beginning in 2009. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL carryforwards and contribution carryforwards are subject to certain limitations in the amount of carryforwards that the Company may utilize to offset future taxable income, if any. Because ultimate realization of any benefit from the NOL and contribution carryforwards is uncertain, the Company has not recognized the future benefit of these loss carryforwards in its financial statements. The potential future benefits are subject to periodic review and can be recorded as a reduction of income tax expense at such time as their utilization is probable. For 1999, it appears that the carryforwards will allow the company to eliminate substantially all income tax expense that might be incurred.

     Inflation did not have any material effect on the Company's operations for first quarter 1999 and 1998. The Company attempts to mitigate the impact of cost increases by evaluating its purchasing strategies, by increasing its manufacturing effectiveness, and by adjusting its selling prices. While the Company does not expect inflation to have a material impact on 1999 operations, there are no guarantees that future cost increases would not have an adverse impact.

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

     Primary IT Systems - Manufacturing and Accounting - During 1996 and 1997, the Company assessed its manufacturing and accounting computing system, including hardware and software. The Company determined that its system had significant deficiencies with regard to ongoing maintenance costs, processing speeds, and integration with new generation software. It was also determined that some of the Company's software was not Year 2000 compliant. Accordingly, the Company commenced a project in 1997 to evaluate and install new integrated manufacturing, customer service and accounting software. This project was substantially completed during 1998. The new software provides many new benefits, as it is "Windows" based and includes numerous capabilities not available in the systems that it replaced. It is also Year 2000 compliant.

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

     Primary IT Systems - Warehouse - During its assessment of the computer software and hardware used in its distribution warehouse, the Company determined that existing systems were not Year 2000 compliant. The provider of those systems has developed an upgrade path that is represented to provide full Year 2000 compatibility. In 1998, the Company commenced work on the upgrade, which is scheduled for completion during the second quarter of 1999. The upgrade includes both software and hardware replacements and will utilize the AIX operating system.

     Non-IT Systems - The Company is continuing its inventory and assessment of systems with embedded technology. As of March 15, 1999, it has completed its review of production and manufacturing equipment and does not believe that any of its critical manufacturing equipment is dependent on date sensitive programming. Its review of other systems is being conducted with manufacturers and suppliers of the other systems. Most of the equipment has been certified by the supplier to be Year 2000 compliant. The potential of a Year 2000 Issue has been identified in certain telephone messaging equipment. Appropriate remediation strategy is currently being developed.

     Products - Substantially all of the Company's products function without regard to the date. A few of the current CD-ROMS sold by the Company contain a two-digit date field. The Company is continuing its testing of its CD-ROMS to determine whether functionality will be impaired after 1999. It does not currently appear that these products will be impaired. With regard to discontinued products, some of the software previously distributed may have date sensitive functions. Should any of these products fail, the Company would look to the software developer for remediation.

     Third Parties - Further, the Company has initiated formal communications with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event those parties fail to properly remediate their own Year 2000 Issues. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company.

     Costs - The Company has incurred total costs of approximately $500,000 related to its Year 2000 Issue, including the repair and replacement of various systems. In accordance with AICPA Statement of Position 98-1, approximately $450,000 of the costs had been capitalized. The estimated additional costs to complete the project are expected to be approximately $175,000, of which $150,000 is expected to be capitalized. All of these costs include both incremental costs incurred plus internal costs that have been redeployed from other activities.

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

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

     Exhibits:
     --------
           None.

     Reports on Form 8-K:
     -------------------
          None.

                                   SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN EDUCATIONAL PRODUCTS, INC.



Dated: May 14, 1999           By:  /s/ Clifford C. Thygesen
       ------------                ------------------------------------
                                   Clifford C. Thygesen, President


Dated: May 14, 1999           By:  /s/ Frank L. Jennings
       ------------                ------------------------------------
                                   Frank L. Jennings, Chief Financial
                                   Officer and Vice President of Finance