Form 10QSB
period 1999-06-30
AMERICAN EDUCATIONAL PRODUCTS INC
filed 1999-08-12
CIK 790069

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission file number: 0-16310


                      AMERICAN EDUCATIONAL PRODUCTS, INC.
                  ------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


     Colorado                                    84-1012129
----------------------------                 ----------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification Number)


     6550 Gunpark Drive, Suite 200, Boulder, Colorado       80301
     ------------------------------------------------------------
     (Address of principal executive officers)         (Zip Code)


                                (303) 527-3230
                              ------------------
                          (Issuer's Telephone Number)


                   ----------------------------------------
             Former name, former address, and formal fiscal year,
                         if changed since last report

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 11, 1999, the Company had 1,076,030 shares of its $0.05 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one).  Yes     No  X

                                     INDEX

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements                                        Page

Consolidated Balance Sheets as of June 30, 1999 and
December 31, 1998                                                      2

Consolidated Statements of Operations and Comprehensive
Income for the three months ended  June 30, 1999 and
June 30, 1998                                                          3

Consolidated Statements of Operations and Comprehensive
Income for the six months ended June 30, 1999 and June 30, 1998        4

Consolidated Statements of Cash Flows for the six months ended
June 30, 1999 and June 30, 1998                                        5

Consolidated Statement of Stockholders' Equity from
January 1, 1999 through June 30, 1999                                  6

Notes to Consolidated Financial Statements                             7

Item 2. Management's discussion and analysis of financial condition and results of operations

Liquidity and Capital Resources                                       10

Results of Operations                                                 12

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                           17

Item 2.   Changes in Securities                                       17

Item 3.   Defaults Upon Senior Securities                             17

Item 4.   Submission of Matters to a Vote of Security Holders         17

Item 5.   Other Information                                           17

Item 6.   Exhibits and Reports on Form 8-K                            17

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   As of June 30, 1999 and December 31, 1998

                                                  June 30,    December 31,
                                                    1999          1998
(Unaudited)
                                                ------------  -----------
            ASSETS

CURRENT ASSETS
  Cash                                          $   104,000   $  124,000
  Trade receivables, net of allowance
  of $105,000 and $95,000                         2,505,000    1,876,000
  Royalty receivable                                116,000      116,000
  Inventories                                     3,963,000    3,733,000
  Prepaid advertising costs                         537,000    1,114,000
  Other                                             179,000      167,000
                                                ------------  -----------
     TOTAL CURRENT ASSETS                         7,404,000    7,130,000

PROPERTY AND EQUIPMENT, net                       2,651,000    2,596,000

VIDEO LIBRARY, net                                  156,000      217,000

INTANGIBLE ASSETS, net                            1,061,000    1,160,000

OTHER ASSETS                                         54,000       99,000
                                                ------------  -----------
TOTAL ASSETS                                    $11,326,000  $11,202,000
                                                ============  ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                 $ 1,851,000   $1,614,000
  Current maturities of long term debt              449,000      895,000
  Accounts payable                                1,119,000    1,135,000

  Accrued expenses                                  227,000      261,000
  Income taxes payable                               33,000       59,000
                                                ------------  -----------
     TOTAL CURRENT LIABILITIES                    3,679,000    3,964,000

LONG TERM DEBT, less current maturities             882,000    1,087,000

COMMITMENTS                                               -            -

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 50,000,000
  shares authorized; none issued or outstanding           -            -
  Common stock; $0.05 par value; 100,000,000
  shares authorized; 1,076,030 and 1,045,524
  shares issued and outstanding                      54,000       52,000
  Additional paid in capital                      7,188,000    7,081,000
  (Accumulated deficit)                            (477,000)    (982,000)
                                                ------------  -----------
     TOTAL STOCKHOLDERS' EQUITY                   6,765,000    6,151,000
                                                ------------  -----------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                       $11,326,000  $11,202,000
                                                ============  ===========

                See accompanying notes to financial statements

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
          for the Three Months ended June 30, 1999 and June 30, 1998
                                  (Unaudited)

                                               For the three months ended
                                                  June 30,      June 30,
                                                    1999          1998
                                                -----------   -----------

INCOME
  Net sales                                     $ 4,232,000   $2,555,000
  Cost of goods sold                              2,368,000    1,462,000
                                                ------------  -----------
     Gross profit                                 1,864,000    1,093,000

OPERATING EXPENSES
  Advertising and catalog costs                     354,000       53,000
  Other marketing                                   413,000      275,000
                                                ------------  -----------
     Total marketing                                767,000      328,000

  General and administrative                        561,000      343,000
                                                ------------  -----------
     Total operating expenses                     1,328,000      671,000
                                                ------------  -----------
OPERATING INCOME                                    536,000      422,000

  Interest (expense)                                (96,000)     (70,000)
                                                ------------  -----------
INCOME BEFORE INCOME TAXES                          440,000      352,000

  Income tax benefit (expense)                            -            -
                                                ------------  -----------
NET INCOME AND COMPREHENSIVE INCOME             $   440,000   $  352,000
                                                ============  ===========
Basic earnings per share                        $      0.41   $     0.36
                                                ============  ===========
Diluted earnings per share                      $      0.38   $     0.32
                                                ============  ===========

                See accompanying notes to financial statements

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
           for the Six Months ended June 30, 1999 and June 30, 1998
                                  (Unaudited)


                                                 For the six months ended
                                                --------------------------
                                                  June 30,      June 30,
                                                    1999          1998
                                                -----------   -----------

INCOME
  Net sales                                     $ 7,533,000   $4,402,000
  Cost of goods sold                              4,365,000    2,655,000
                                                -----------   -----------
     Gross profit                                 3,168,000    1,747,000

OPERATING EXPENSES
  Advertising and catalog costs                     660,000       88,000
  Other marketing                                   726,000      485,000
                                                -----------   -----------
     Total marketing                              1,386,000      573,000

  General and administrative                      1,082,000      705,000
                                                -----------   -----------
     Total operating expenses                     2,468,000    1,278,000
                                                -----------   -----------
OPERATING INCOME                                    700,000      469,000

  Interest (expense)                               (195,000)    (138,000)
                                                -----------   -----------
INCOME BEFORE INCOME TAXES                          505,000      331,000

  Income tax benefit (expense)                            -            -
                                                -----------   -----------
NET INCOME AND COMPREHENSIVE INCOME             $   505,000   $  331,000
                                                ============  ===========
Basic earnings per share                        $      0.47   $     0.34
                                                ============  ===========
Diluted earnings per share                      $      0.41   $     0.31
                                                ============  ===========

                See accompanying notes to financial statements

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the Six Months ended June 30, 1999 and June 30, 1998
                                  (Unaudited)

                                                 For the six months ended
                                                --------------------------
                                                  June 30,      June 30,
                                                    1999          1998
                                                -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   505,000   $  331,000
  Items not requiring cash outlays:
     Depreciation                                   322,000      299,000
     Amortization                                   160,000      109,000
     Bad debt expense                                51,000       17,000
     Imputed interest expense                        32,000            -
     Changes in:
       Accounts receivable                         (680,000)    (738,000)
       Inventories                                 (230,000)    (633,000)
       Prepaid advertising costs                    577,000     (118,000)
       Accounts payable                             (16,000)     (45,000)
       Accrued expenses                             (34,000)      97,000
       Other                                          4,000      108,000
                                                -----------   -----------
            Net cash provided (used) by
            operating activities                    691,000     (573,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               (304,000)    (219,000)
  Cash paid for acquisitions                              -     (250,000)
                                                -----------   -----------
            Net cash provided (used) by
            investing activities                   (304,000)    (469,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long term debt    401,000      796,000
  Payments on notes payable and long term debt     (917,000)    (197,000)
  Net proceeds from common stock transactions       109,000      418,000
                                                -----------   -----------
            Net cash provided (used) by
            financing activities                   (407,000)   1,017,000
                                                -----------   -----------
NET INCREASE (DECREASE) IN CASH                     (20,000)     (25,000)

Cash, at beginning of period                        124,000      183,000
                                                -----------   -----------
Cash, at end of period                          $   104,000   $  158,000

                                                ============  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash payments for:
     Interest                                   $   264,000   $  135,000
                                                ============  ===========
     Income taxes                               $         -   $        -
                                                ============  ===========
  Non-cash investing and financing activities:
     Capital leases incurred in exchange
       for equipment purchases                  $    72,000   $  138,000
                                                ============  ===========
     Acquisition of companies with debt         $         -   $1,432,000
                                                ============  ===========

                See accompanying notes to financial statements

                           AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   January 1, 1999 through June 30, 1999
                                                (Unaudited)

                                         COMMON STOCK
                                  -------------------------    Additional
                                     Number                       Paid
                                       of          Common          in      (Accumulated
                                     shares         Stock        Capital     Deficit)        Total
                                 -------------  ------------ ------------  ------------ -------------

Balance as of
January 1, 1999                     1,045,524   $    52,000   $7,081,000   $  (982,000)  $ 6,151,000
Sale of common stock under
the employee stock
purchase plan                             757             -        5,000             -         5,000

Exercise of options                    29,749         2,000      102,000             -       104,000

Net income                                  -             -            -       505,000       505,000
                                 -------------  ------------ ------------  ------------ -------------
Balance as of
June 30, 1999                       1,076,030   $    54,000   $7,188,000   $  (477,000)  $ 6,765,000
                                 =============  ============ ============  ============ =============


                              See accompanying notes to financial statements

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 -- Presentation

     In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of June 30, 1999, and the results of operations for the three months and six months ended June 30, 1999 and 1998. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

Note 3 - Notes Payable and Long Term Debt

     The Company has a $3,250,000 revolving line of credit pursuant to an asset-based financing agreement that expires April 30, 2002. Borrowing under this line of credit bears interest at a floating rate plus 1% (totaling 8.75% as of June 30, 1999). Interest is payable monthly. The amounts available to be borrowed under the agreement are derived from a borrowing base formula as defined in the agreement relating to allowable inventory and accounts receivable. There are times during the year when the borrowing base formula limits borrowing to less than $3,250,000. However, at June 30, 1999, the Company could have borrowed the entire $3,250,000 had it needed to do so. The line of credit is collateralized by substantially all of the Company's assets.

     The Company's long-term debt consisted of the following:

                                                        JUNE 30, 1999
                                                        -------------

Note Payable, principal due in four annual installments
of $237,500.  Accrued interest is payable annually
at 7.5%.  At the option of the Company, can be converted
into common stock at a rate of $10 per share.  Face
value of $712,500 less imputed interest at 10%.
Collateralized by intellectual property.                $   701,000

License agreement, due in four annual installments of
$100,000.  Face value of $400,000 less imputed interest
at 10%.  Collateralized by intellectual property.           320,000

Non-compete agreement, due in quarterly installments
of $29,500.  Non-collateralized.                            118,000

Capital lease obligations, due in monthly installments
of $8,000 with varying maturities.  Collateralized by
computer, telephone, and manufacturing equipment.           192,000
                                                        ------------
     Total                                                1,331,000

Less current maturities                                    (449,000)
                                                        ------------
Long-term debt                                          $   882,000
                                                        ============


Note 4 - Earnings per Share

     The following is a reconciliation of basic and diluted earnings per share:

                                        Three months ended June 30, 1999
                                    --------------------------------------
                                        Income       Shares      Per Share
                                      (Numerator) (Denominator)   Amount
                                    -----------    ----------- -----------

Basic EPS
  Income available to common
     shareholders                   $   440,000     1,074,000  $      0.41
Effect of dilutive securities
  Stock options                                        59,000
  Convertible debt                       20,000        79,000
                                    -----------    ----------- -----------
Diluted EPS
  Income available to common
     stockholders plus assumed
     conversions                    $   460,000     1,212,000  $      0.38
                                    ===========    =========== ===========

                                        Three months ended June 30, 1998
                                    --------------------------------------
                                        Income       Shares      Per Share
                                      (Numerator) (Denominator)   Amount
                                    -----------    ----------- -----------

Basic EPS
  Income available to common
     shareholders                   $   352,000       980,000  $      0.36
Effect of dilutive securities
  Stock options                                        95,000
  Warrants                                             10,000
                                    -----------    ----------- -----------
Diluted EPS
  Income available to common
     stockholders plus assumed
     conversions                    $   352,000     1,085,000  $      0.32
                                    ===========    =========== ===========


                                         Six months ended June 30, 1999
                                    --------------------------------------
                                        Income       Shares      Per Share
                                      (Numerator) (Denominator)   Amount
                                    -----------    ----------- -----------

Basic EPS
  Income available to common
     shareholders                   $   505,000     1,068,000  $      0.47
Effect of dilutive securities
  Stock options                                        66,000
  Convertible debt                           **            **
                                    -----------    ----------- -----------
Diluted EPS
  Income available to common
     stockholders plus assumed
     conversions                    $   505,000     1,221,000  $      0.41
                                    ===========    =========== ===========

                                         Six months ended June 30, 1998
                                    --------------------------------------
                                        Income       Shares      Per Share
                                      (Numerator) (Denominator)   Amount
                                    -----------    ----------- -----------

Basic EPS
  Income available to common
     shareholders                   $   331,000       960,000  $      0.34
Effect of dilutive securities
  Stock options                                        83,000
  Warrants                                             10,000
                                    -----------    ----------- -----------
Diluted EPS
  Income available to common
     stockholders plus assumed
     conversions                    $   331,000     1,053,000  $      0.31
                                    ===========    =========== ===========

** For the six months ended June 30, 1999, conversion of the convertible debt would be anti-dilutive.


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

     The Company completed two acquisitions during 1998. In May, it acquired NTA for a total purchase price cost of $1,984,000, including costs and liabilities assumed. NTA produces the Microslide-trademark- system. The NTA acquisition was recorded using the purchase method of accounting and the operating results of NTA were consolidated with the Company commencing June 1, 1998.

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

Liquidity and Capital Resources - June 30, 1999 Compared to December 31, 1998
-------------------------------------------------------------------------

     The Company's liquidity and capital resources continued to improve during the first half of 1999. Net income for the first two quarters of 1999 was $505,000. Earnings before interest, taxes, depreciation and amortization, was $1,182,000.

     The Company has an asset based financing arrangement with Republic Commercial Finance, an affiliate of U.S. Bancorp. The arrangement expires on April 30, 2002, and provides for borrowings up to $3,250,000. Certain amounts available to be borrowed under the agreement are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. Borrowings are collateralized by substantially all the Company's assets. Interest, computed at a floating rate plus 1%, is payable monthly.
In addition, the Company is required to make minimum monthly principal payments of $20,000.

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

     The Company believes that the funds available to it in 1999 will be adequate to meet its operating requirements. The source of those funds will be cash flow from operations and additional borrowings available under the arrangement with its lender. The Company intends to install new computer software and hardware and new telephone equipment during 1999. Substantially all of the arrangements required to finance that installation were completed during 1999. Any acquisition activity undertaken by the Company during 1999 would be contingent upon obtaining the necessary financing.

     During the first and second quarters of 1999, cash flow from operations plus borrowings under the asset based financing arrangement were sufficient to fund all of the Company's operating cash requirements. Working capital increased 18% from $3,166,000 as of December 31, 1998 to $3,725,000 at June 30, 1999.

     Current assets of $7,404,000 increased $274,000 from December 31, 1998, and current liabilities decreased 7.2% to $3,679,000.

     Total assets increased from $11,202,000 on December 31, 1998, to $11,326,000 on June 30, 1999. During the same period, total liabilities decreased from $5,051,000 to $4,561,000.

     Accounts receivable increased from $1,876,000 at December 31, 1998, to $2,505,000 at June 30, 1999, an increase of $629,000 or 33.5%. This increase is consistent with higher sales levels in the second quarter when compared to fourth quarter sales.

     Inventories increased from $3,733,000 at December 31, 1998, to $3,963,000 at June 30, 1999, an increase of $230,000 or 6.2%. This buildup of inventory is necessary to meet third quarter demand.

     Prepaid advertising costs of $537,000 at June 30, 1999 represent deferred costs associated with mailing the 1999 spring catalogs. The comparable amount from December 31, 1998 was $1,114,000.

     The Company mails its spring catalogs in late December or early January. The costs of the mailings are charged against income on a pro-rata basis using estimated revenues for each catalog.

     Net property and equipment increased from $2,596,000 at December 31, 1998, to $2,651,000 at June 30, 1999, an increase of $55,000 or 2.1%. The
Company recorded depreciation expense of $322,000 for the first two quarters of 1999. Capital expenditures for the two quarters of $376,000 consisted primarily of new information system hardware and software at Summit Learning, additional information system hardware and software at other locations, and new telephone equipment at Summit Learning.

     Video and film library costs decreased from $217,000 at December 31, 1998 to $156,000 at June 30, 1999, a decrease of $61,000 or 28%. All of the decrease represented normal amortization expense.

     Intangible and other assets decreased from $1,259,000 at December 31, 1998, to $1,115,000 at June 30, 1999, an decrease of $144,000 or 11%. The decrease was primarily the result of normal amortization expense and royalty receivable receipts.

     Accounts payable decreased from $1,135,000 at December 31, 1998, to $1,119,000 at June 30, 1999, a decrease of $16,000.

     Borrowings under the Company's asset based financing arrangement were increased from $1,614,000 at December 31, 1998, to $1,851,000 at June 30, 1999, an increase of $237,000 or 15%. The increased borrowings were necessary to fund increased inventory and accounts receivable levels.

     Stockholders' equity increased from $6,151,000 at December 31, 1998 to $6,765,000 at June 30, 1999, an increase of $614,000 or 10%. The increase consists of 1999 net income of $505,000, plus proceeds from common stock transactions.

     Management continually assesses the Company's need for capital resources. From time to time, the Company may evaluate and pursue additional sources of capital.

     Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's short-term liquidity or capital resources.

Results of Operations - Three months ending June 30, 1999 Compared to the Three months ending June 30, 1998
-------------------------------------------------------------------------

     As previously discussed, the comparisons of operating results for three months ending June 30, 1999, to three months ending June 30, 1998 are affected by the acquisitions made by the Company.

     The Company reported net income of $440,000 for the second quarter of 1999, compared to net income of $352,000 for same period of 1998. Basic earnings per share for the second quarter of 1999 were $0.41 per share compared to basic earnings per share for the second quarter of 1998 of $0.36 per share.

     The Company's revenues in second quarter 1999 were $4,232,000, an increase of $1,677,000 or 66% from the $2,555,000 of second quarter 1998. Sales increased primarily due to the acquisitions of Summit and NTA.

     The cost of goods sold for second quarter ended June 30, 1999, was $2,368,000, an increase of 62% over $1,462,000 in second quarter 1998. Substantially all of the increase was due to the acquisitions. Cost of goods sold as a percentage of sales decreased 1% to 56% in second quarter 1999.

     Consolidated gross profits for second quarter 1999 were $1,864,000, an increase of $771,000 or 71% from $1,093,000 in second quarter 1998. As a percentage of sales, the gross margin increased from 43% in second quarter 1998 to 44% in second quarter 1999. The changes in both gross profit and gross margin percent are the result of the acquisition of Summit and NTA.

     The advertising component of marketing costs increased $301,000 or 568% from second quarter 1998. The increase is the direct result of the acquisition of Summit Learning.

     Other marketing costs increased by $138,000 or 50% from second quarter 1998. As a percentage of sales these costs were 10% in second quarter 1999 and 11% in 1998.

     General and administrative expenses increased by $218,000 or 64% from second quarter 1998 to second quarter 1999. As a percentage of sales, general and administrative expenses were 13% in both second quarter 1999 and 1998.

     Interest expense increased $26,000, or 37%, to $96,000 in second quarter 1999 compared to $70,000 in second quarter 1998. The increase in interest expense from second quarter 1998 resulted from increases in debt related to the acquisitions of Summit and NTA.

Results of Operations - Six months ending June 30, 1999 Compared to the Six months ending June 30, 1998
-------------------------------------------------------------------------

     As previously discussed, the comparisons of operating results for the six months ending June 30, 1999 to the six months ending June 30, 1998 are affected by the acquisitions made by the Company.

     The Company reported net income of $505,000 for the first half of 1999, compared to net income of $331,000 for same period of 1998. Basic earnings per share for the first half of 1999 was $0.47 per share compared to basic earnings per share for the first half of 1998 of $0.34 per share.

     The Company's revenues in first half 1999 were $7,533,000, an increase of $3,131,000 or 71% from the $4,402,000 of first half 1998. Sales increased due to the acquisitions of Summit and NTA.

     The cost of goods sold for first half 1999, was $4,365,000, an increase of 64% over $2,655,000 in first half 1998. Substantially all of the increase was due to the acquisitions. Cost of goods sold as a percentage of sales has dropped 2% from first half 1998 to 58% in the first half 1999.

     Consolidated gross profits for first half 1999 were $3,168,000, an increase of $1,421,000 or 81% from $1,747,000 in first half 1998. As a percentage of sales, the gross margin increased from 40% in first half 1998 to 42% in first half 1999. The changes in both gross profit and gross margin percent are the result of the acquisition of Summit and NTA.

     The advertising component of marketing costs increased $572,000 or 650% from first half 1998. The increase is the direct result of the acquisition of Summit Learning.

     Other marketing costs increased by $241,000 or 50% from first half 1998. As a percentage of sales these costs were 10% in first half 1999 and 11% in 1998.

     General and administrative expenses increased by $377,000 or 54% from first half 1998 to first half 1999. As a percentage of sales, general and administrative expenses were 14% in first half 1999 compared to 16% in first half 1998.

     Interest expense increased $57,000, or 41%, to $195,000 in first half 1999 compared to $138,000 in first half 1998. The increase in interest expense from second quarter 1998 resulted from increases in debt related to the acquisitions of Summit and NTA.

     The Company recorded no income tax expense in the first six months of 1999 due to the net operating loss (NOL) carryover.

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

     Inflation has not materially affected the Company's operations for either 1999 or 1998. The Company attempts to mitigate the impact of cost increases by evaluating its purchasing strategies, by increasing its manufacturing effectiveness, and by adjusting its selling prices. While the Company does not expect inflation to have a material impact on 1999 operations, there are no guarantees that future cost increases would not have an adverse impact.

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

     Primary IT Systems - Warehouse - During its assessment of the computer software and hardware used in its distribution warehouse, the Company determined that existing systems were not Year 2000 compliant. The provider of those systems has developed an upgrade path that is represented to provide full Year 2000 compatibility. In 1998, the Company commenced work on the upgrade, which was completed during the second quarter of 1999. The upgrade includes both software and hardware replacements and utilizes the AIX operating system.

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

     Costs - The Company has incurred total costs of approximately $750,000 related to its Year 2000 Issue, including the repair and replacement of various systems. In accordance with AICPA Statement of Position 98-1, approximately $625,000 of the costs had been capitalized. The estimated additional costs to complete the project are expected to be approximately $25,000. All of these costs include both incremental costs incurred plus internal costs that have been redeployed from other activities.

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

                                AMERICAN EDUCATIONAL PRODUCTS, INC.


Dated: August 12, 1999          By:  /s/ Clifford C. Thygesen
                                     -------------------------------
                                     Clifford C. Thygesen, President



Dated: August 12, 1999          By:  /s/ Frank L. Jennings
                                     -------------------------------
                                     Frank L. Jennings, Chief Financial
                                     Officer and Vice President of Finance