Form 10QSB/A
period 1999-06-30
AMERICAN EDUCATIONAL PRODUCTS INC
filed 1999-08-25
CIK 790069

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-QSB/A-1


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


                                               For the three months ended
                                                  June 30,      June 30,
                                                    1999          1998
                                                -----------   -----------

INCOME
  Net sales                                     $ 4,232,000   $2,555,000
  Cost of goods sold                              2,368,000    1,462,000
                                                ------------  -----------
     Gross profit                                 1,864,000    1,093,000

OPERATING EXPENSES
  Advertising and catalog costs                     354,000       53,000
  Other marketing                                   413,000      275,000
                                                ------------  -----------
     Total marketing                                767,000      328,000

  General and administrative                        561,000      343,000
                                                ------------  -----------
     Total operating expenses                     1,328,000      671,000
                                                ------------  -----------
OPERATING INCOME                                    536,000      422,000

  Interest (expense)                                (96,000)     (70,000)
                                                ------------  -----------
INCOME BEFORE INCOME TAXES                          440,000      352,000

  Income tax benefit (expense)                            -            -
                                                ------------  -----------
NET INCOME AND COMPREHENSIVE INCOME             $   440,000   $  352,000
                                                ============  ===========
Basic earnings per share                        $      0.41   $     0.36
                                                ============  ===========
Diluted earnings per share                      $      0.44   $     0.32
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
                                                        ============


Note 4 - Earnings per Share

     The following is a reconciliation of basic and diluted earnings per share:

                                        Three months ended June 30, 1999
                                    --------------------------------------
                                        Income       Shares      Per Share
                                      (Numerator) (Denominator)   Amount
                                    -----------    ----------- ------------

Basic EPS
  Income available to common
     shareholders                   $   440,000     1,074,000  $      0.41
Effect of dilutive securities
  Stock options                                        59,000
  Convertible debt                       20,000        79,000
                                    -----------    ----------- ------------
Diluted EPS
  Income available to common
     stockholders plus assumed
     conversions                    $   460,000     1,212,000  $      0.38
                                    ===========    =========== ============

                                        Three months ended June 30, 1998
                                    --------------------------------------
                                        Income       Shares      Per Share
                                      (Numerator) (Denominator)   Amount
                                    -----------    ----------- ------------

Basic EPS
  Income available to common
     shareholders                   $   352,000       980,000  $      0.36
Effect of dilutive securities
  Stock options                                        95,000
  Warrants                                             10,000
                                    -----------    ----------- ------------
Diluted EPS
  Income available to common
     stockholders plus assumed
     conversions                    $   352,000     1,085,000  $      0.32
                                    ===========    =========== ============



                                         Six months ended June 30, 1999
                                    --------------------------------------
                                        Income       Shares      Per Share
                                      (Numerator) (Denominator)   Amount
                                    -----------    ----------- -------------

Basic EPS
  Income available to common
     shareholders                   $   505,000     1,068,000  $      0.47
Effect of dilutive securities
  Stock options                                        66,000
  Convertible debt                           **            **
                                    -----------    ----------- ------------
Diluted EPS
  Income available to common
     stockholders plus assumed
     conversions                    $   505,000     1,134,000  $      0.44
                                    ===========    =========== ============


                                         Six months ended June 30, 1998
                                    --------------------------------------
                                        Income       Shares      Per Share
                                      (Numerator) (Denominator)   Amount
                                    -----------    ----------- -------------

Basic EPS
  Income available to common
     shareholders                   $   331,000       960,000  $      0.34
Effect of dilutive securities
  Stock options                                        83,000
  Warrants                                             10,000
                                    -----------    ----------- -------------
Diluted EPS
  Income available to common
     stockholders plus assumed
     conversions                    $   331,000     1,053,000  $      0.31
                                    ===========    =========== ============

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

     The Company completed two acquisitions during 1998. In May, it acquired NTA for a total purchase price cost of $1,984,000, including costs and liabilities assumed. NTA produces the Microslide(-trademark-) system. The NTA acquisition was recorded using the purchase method of accounting and the operating results of NTA were consolidated with the Company commencing June 1, 1998.

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


                                AMERICAN EDUCATIONAL PRODUCTS, INC.


Dated: August 25, 1999          By:  /s/ Clifford C. Thygesen
                                     -------------------------------
                                     Clifford C. Thygesen, President



Dated: August 25, 1999          By:  /s/ Frank L. Jennings
                                     -------------------------------
                                     Frank L. Jennings, Chief Financial
                                     Officer and Vice President of Finance