Form 10QSB
period 1999-09-30
AMERICAN EDUCATIONAL PRODUCTS INC
filed 1999-11-19
CIK 790069

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission file number: 0-16310
                                              --------

                      AMERICAN EDUCATIONAL PRODUCTS, INC.
       ----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

     Colorado                                                84-1012129
----------------------------                         ----------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)

            6550 Gunpark Drive, Suite 200, Boulder, Colorado  80301
         -------------------------------------------------------------
         (Address of principal executive officers)         (Zip Code)

                                (303) 527-3230
                          --------------------------
                          (Issuer's Telephone Number)

       ________________________________________________________________
Former name, former address, and formal fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __
                                                          ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes___   No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 11, 1999 the Company had 1,076,030 shares of its $0.05 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one).  Yes ____  No  X

                                     INDEX

                        PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements                                        Page
                                                                      ----

     Consolidated Balance Sheets as of September 30, 1999
          and December 31, 1998                                       4

     Consolidated Statements of Operations and Comprehensive
          Income for the three months ended September 30, 1999
          and September 30, 1998                                      6

     Consolidated Statements of Operations and Comprehensive
          Income for the nine months ended September 30, 1999
          and September 30, 1998                                      8

     Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1999 and September 30, 1998             10

     Consolidated Statement of Stockholders' Equity from
          January 1, 1999 through September 30, 1999                  12

     Notes to Consolidated Financial Statements                       13

Item 2. Management's discussion and analysis of financial condition and results of operations

     Liquidity and Capital Resources                                  17

     Results of Operations                                            22

                         PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                           26

Item 2.   Changes in Securities                                       26

Item 3.   Defaults Upon Senior Securities                             26

Item 4.   Submission of Matters to a Vote of Security Holders         26

Item 5.   Other Information                                           27

Item 6.   Exhibits and Reports on Form 8-K                            27

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
             ----------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                As of September 30, 1999 and December 31, 1998


                                        September 30,  December 31,
                                            1999           1998
                                        (Unaudited)    ___________
                                        ------------
               ASSETS
               ------
CURRENT ASSETS
  Cash                                   $  213,000    $  124,000
  Trade receivables, net of allowance
     of $124,000 and $95,000              2,705,000     1,876,000
  Royalty receivable                        128,000       116,000
  Inventories                             4,269,000     3,733,000
  Prepaid advertising costs                 445,000     1,114,000
  Other                                     195,000       167,000
                                         -----------   -----------
     TOTAL CURRENT ASSETS                 7,955,000     7,130,000

PROPERTY AND EQUIPMENT, net               2,569,000     2,596,000

VIDEO LIBRARY, net                          125,000       217,000

INTANGIBLE ASSETS, net                    1,775,000     1,160,000

OTHER ASSETS                                 15,000        99,000
                                         -----------    ----------

TOTAL ASSETS                            $12,439,000   $11,202,000
                                        ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                         $ 2,205,000    $1,614,000
  Current maturities of long term debt      421,000       895,000
  Accounts payable                        1,274,000     1,135,000
  Accrued expenses                          330,000       261,000
  Income taxes payable                       31,000        59,000
                                        ------------  ------------
     TOTAL CURRENT LIABILITIES            4,261,000     3,964,000

LONG TERM DEBT, less current maturities     960,000     1,087,000

COMMITMENTS                                       -             -

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value;
     50,000,000 shares authorized;
     none issued or outstanding                   -             -
  Common stock; $0.05 par value;
     100,000,000 shares authorized;
     1,076,030 and 1,045,524 shares
     issued and outstanding                  54,000        52,000
  Additional paid in capital              7,192,000     7,081,000
  (Accumulated deficit)                     (28,000)     (982,000)
                                         -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY           7,218,000     6,151,000

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY
                                        $12,439,000   $11,202,000
                                        ============   ===========


                See accompanying notes to financial statements.

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME for the Three Months ended September 30, 1999 and September 30, 1998
                                  (Unaudited)

                                          For the three months ended
                                        September 30,     September 30,
                                             1999                  1998
                                         --------------  -------------
INCOME
  Net sales                              $4,624,000    $4,540,000
  Cost of goods sold                      2,737,000     2,526,000
                                        ------------   -----------
     Gross profit                         1,887,000     2,014,000

OPERATING EXPENSES
  Advertising and catalog costs             497,000       446,000
  Other marketing                           293,000       342,000
                                        ------------   -----------
     Total marketing                        790,000       788,000

  General and administrative                557,000       482,000
                                        ------------   -----------
     Total operating expenses             1,347,000     1,270,000
                                        ------------   -----------

OPERATING INCOME                            540,000       744,000

  Interest (expense)                        (91,000)     (106,000)
                                        ------------   -----------

INCOME BEFORE INCOME TAXES                  449,000       638,000
                                        ============   ===========

  Income tax benefit (expense)                    -             -
                                        ------------   -----------

NET INCOME AND COMPREHENSIVE INCOME        $449,000    $  638,000
                                        ============   ===========

Basic earnings per share                 $     0.42    $     0.63
                                        ============  ============

Diluted earnings per share               $     0.39    $     0.57
                                        ============  ============




                See accompanying notes to financial statements.

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
      for the Nine Months ended September 30, 1999 and September 30, 1998
                                  (Unaudited)


                                         For the nine months ended
                                         September 30,   September 30,
                                             1999           1998
                                         -------------  --------------
INCOME
  Net sales                             $12,157,000    $8,944,000
  Cost of goods sold                      7,102,000     5,181,000
                                        ------------   -----------

     Gross profit                         5,055,000     3,763,000

OPERATING EXPENSES
  Advertising and catalog costs           1,157,000       534,000
  Other marketing                         1,020,000       824,000
     Total marketing                      2,177,000     1,358,000
                                          ----------    ----------

  General and administrative              1,639,000     1,194,000
                                          ----------    ----------
     Total operating expenses             3,816,000     2,552,000
                                          ----------    ----------

OPERATING INCOME                          1,239,000     1,211,000

  Interest (expense)                       (285,000)     (244,000)
                                         -----------   -----------
INCOME BEFORE INCOME TAXES                  954,000       967,000

  Income tax benefit (expense)                    -             -
                                         -----------   -----------

NET INCOME AND COMPREHENSIVE INCOME      $  954,000    $  967,000
                                         ===========   ===========

Basic earnings per share                 $     0.89    $     1.01
                                         ===========   ===========

Diluted earnings per share               $     0.84    $     0.91
                                         ===========   ===========






                See accompanying notes to financial statements.

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      for the Nine Months ended September 30, 1999 and September 30, 1998
                                  (Unaudited)



                                         For the nine months ended
                                         September 30,   September 30,
                                             1999           1998
                                         -------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $  954,000    $  967,000
  Items not requiring cash outlays:
     Depreciation                           492,000       470,000
     Amortization                           248,000       191,000
     Bad debt expense                        72,000        28,000
     Imputed interest expense                46,000             -
     Changes in:
     Accounts receivable                   (901,000)     (625,000)
     Inventories                             30,000        45,000
     Prepaid advertising costs              729,000      (126,000)
     Accounts payable                        73,000       451,000
     Accrued expenses                        69,000       255,000
     Other                                 (110,000)      200,000
                                          ----------    ----------
     Net cash provided (used) by
       operating activities               1,702,000     1,856,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment       (393,000)     (497,000)
  Cash paid for acquisitions             (1,251,000)     (525,000)
                                         -----------    ----------
     Net cash provided (used) by
        investing activities             (1,644,000)   (1,022,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and
     long term debt                       1,059,000     1,096,000
  Payments on notes payable and long
     term debt                           (1,141,000)   (2,309,000)
  Net proceeds from common stock
     transactions                           113,000       473,000
                                         -----------   -----------
     Net cash provided (used) by
       financing activities                  31,000      (740,000)

NET INCREASE (DECREASE) IN CASH              89,000        94,000

Cash, at beginning of period                124,000       183,000
                                         -----------   -----------

Cash, at end of period                   $   213,000   $   277,000
                                        ============   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash payments for:
     Interest                            $  263,000    $  209,000
                                        ============   ===========
     Income taxes                        $        -     $       -
                                        ============   ===========
  Non-cash investing and financing
     activities:
     Capital leases incurred in exchange
       for equipment purchases           $   72,000    $        -
                                        ============  ============
     Acquisition of companies with debt  $        -    $2,907,000


                See accompanying notes to financial statements.

               AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    January 1, 1999 through September 30, 1999
                                    (Unaudited)

                      COMMON STOCK            Additional
                      Number                  Paid       Accumu-
                      of          Common      in         lated
                      shares      Stock       Capital    Deficit)    Total
                      ----------  ---------   ---------- ---------   --------
Balance as of
  January 1, 1999     1,045,524     $52,000  $7,081,000  $(982,000)  $6,151,000

Sale of common stock
  under the employee
  stock purchase plan       757           -       5,000          -        5,000

Exercise of options       29,749       2,000     106,000         -      108,000

Net income                    -           -           -    954,000      954,000
                     -----------   ---------  ----------  ---------  -----------

Balance as of
  September 30, 1999   1,076,030    $54,000   $7,192,000  $(28,000)  $7,218,000



                  See accompanying notes to financial statements.

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 -- Presentation
----------------------
In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the three months and the nine months ended September 30, 1999 and 1998. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

Note 3 -- Acquisition of To-Sew
-------------------------------
On September 1, 1999, AEP California, Inc. ("AEPCAL"), a wholly owned subsidiary of American Educational Products, Inc. ("AMEP"), completed the acquisition of certain assets of To-Sew, Inc., a California corporation. Pursuant to the definitive Asset Purchase and Sale Agreement dated as of September 1, 1999, AEPCAL purchased substantially all of the tangible and intangible assets used in the manufacture and distribution of sewing kits under the name "To-Sew." The sewing kits are supplemental educational manipulative products primarily used in Family and Consumer Science classrooms.

The purchase price paid by the Company to To-Sew, Inc. for the assets was $1,300,000. Substantially all of the purchase price was paid in cash at closing.

In conjunction with this acquisition, AMEP negotiated an increase in the maximum borrowings permissible under its bank lending agreement. Funds for the acquisition were provided by the bank and by cash flow generated from operations.

The acquisition was recorded using the purchase method of accounting in accordance with APB 16. Total acquisition costs approximating $1,350,000 (including legal, accounting, and other expenses incurred) were allocated to various assets based on their estimated fair value. Goodwill of approximately $770,000 will be amortized over fifteen years. The results of operations from the acquisition were included in the Company's consolidated financial statements commencing September 1, 1999.

Note 4 - Earnings per Share
---------------------------
The following is a reconciliation of basic and diluted earnings per share:


                                     Three months ended September 30, 1999
                                    --------------------------------------
                                       Income       Shares     Per Share
                                     (Numerator) (Denominator)  Amount
                                     ----------- ------------  --------
Basic EPS
---------
  Income available to common
  shareholders                       $  449,000    1,076,000       $0.42
Effect of dilutive securities
-----------------------------
  Stock options                                       59,000
  Convertible debt                       20,000       79,000
Diluted EPS
-----------                         -----------   ----------   ---------
  Income available to common
  stockholders plus assumed
  conversions                        $  469,000    1,214,000       $0.39
                                    ===========  ===========  ==========

                                     Three months ended September 30, 1998
                                    --------------------------------------
                                       Income       Shares     Per Share
                                     (Numerator) (Denominator)  Amount
                                     ----------- ------------   ------
Basic EPS
---------
  Income available to common
  shareholders                       $  638,000    1,020,000       $0.63
Effect of dilutive securities
-----------------------------
  Stock options                                       43,000
  Convertible debt                       20,000       95,000
Diluted EPS
-----------                         -----------  -----------  ----------
  Income available to common
  stockholders plus assumed
  conversions                        $  658,000    1,158,000       $0.57
                                     ==========    ========= ==========

                                     Nine months ended September 30, 1999
                                     -------------------------------------
                                       Income       Shares     Per Share
                                     (Numerator) (Denominator)  Amount
                                     ----------- -------------  ------
Basic EPS
---------
  Income available to common
  shareholders                       $  954,000    1,070,000       $0.89
Effect of dilutive securities
-----------------------------
  Stock options                                       66,000
  Convertible debt                           **           **
Diluted EPS
-----------                         -----------   ----------  ----------
  Income available to common
  stockholders plus assumed
  conversions                        $  954,000    1,136,000       $0.84
                                   ============   ========== ===========

                                     Nine months ended September 30, 1998
                                     -------------------------------------
                                       Income       Shares     Per Share
                                     (Numerator) (Denominator)  Amount
                                     ----------  -------------  -------
Basic EPS
---------
  Income available to common
  shareholders                       $  967,000      955,000       $1.01
Effect of dilutive securities
-----------------------------
  Stock options                                       78,000
  Convertible debt                       20,000       57,000
Diluted EPS
-----------                         -----------  -----------   ---------
  Income available to common
  stockholders plus assumed
  conversions                          $987,000    1,090,000       $0.91
                                    ===========  ===========  ==========



** For the nine months ended September 30, 1999, conversion of the convertible debt would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion addresses the financial condition and results of operation for American Educational Products, Inc. and Subsidiaries ("AMEP" or the "Company"). AMEP currently has five operating subsidiaries: Hubbard Scientific, Inc. ("Hubbard"), Scott Resources, Inc. ("Scott"), National Teaching Aids, Inc. ("NTA"), SL Distribution, Inc. dba Summit Learning ("Summit"), and AEP California, Inc. dba To-Sew ("To-Sew").

Effective September 1, 1999, AMEP acquired the business known as To-Sew for a cash payment of $1,250,000. Subsequent to September 1, 1999, an additional $50,000 was paid in cash to reflect the final inventory valuation. The source of funds for the acquisition was borrowings under the Company's working capital line of credit plus cash flow from operations. During the fourth quarter, the operations of To-Sew were relocated to one of the Company's existing facilities in Fort Collins, Colorado. AMEP assumed control of To-Sew on September 1, 1999 and accordingly, the operating results of To-Sew were consolidated with the Company commencing September 1, 1999.

Effective August 4, 1998, AMEP acquired the business known as Summit Learning for a cash payment of $300,000 plus future payments approximating $1,300,000. Pursuant to a management contract, AMEP assumed operational control of the Summit Learning business effective July 1, 1998. Accordingly, the operating results of Summit were consolidated with the Company commencing July 1, 1998.

Effective April 17, 1998, AMEP acquired NTA for a cash payment of $250,000 plus future payments approximating $1,650,000. During April and May 1998, the operation of NTA was relocated to the Company's existing facility in Chippewa Falls, WI. The Company was able to resume NTA operation in June and, accordingly, the operating results of NTA were consolidated with the Company commencing June 1, 1998.

Comparisons between 1999 and 1998 are affected by these acquisitions.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in this quarterly report.

LIQUIDITY AND CAPITAL RESOURCES -- SEPTEMBER 30, 1999 COMPARED TO DECEMBER 31, 1998

The Company improved its liquidity and capital resources during the first nine months of 1999. Earnings before interest, taxes, depreciation, and amortization were $1,979,000 for the nine-month period.

The Company has an asset based financing arrangement with U.S. Bancorp Republic Commercial Finance, Inc. that expires on April 30, 2002. It provides for borrowings up to $4,050,000. Certain amounts available to be borrowed under the agreement are utilized as a working capital line of credit and are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. Borrowings are collateralized by substantially all the Company's assets. Interest, computed at a floating rate plus 1%, is payable monthly. In addition, the Company is required to make minimum monthly principal payments of $36,000.

The borrowing agreement contains a demand provision such that the lender can demand repayment at any time. Accordingly, the entire outstanding balance is reflected as a current liability. The lender has not indicated that it will demand payment in 1999 and management does not expect to receive such a demand. Should such a demand be made, the Company would not have the funds available. However, the Company's improved financial condition may allow it to obtain the necessary funds via either an equity placement or alternate borrowing arrangements.

The Company believes that the funds available to it in 1999 will be adequate to meet its operating requirements. The source of these funds will be cash flow from operations and additional borrowings available under the arrangement with its lender. The Company completed its installation of new computer software and hardware during 1999 and installed a new telephone system at Summit. All of the arrangements required to finance the installations have been completed.

On September 1, 1999, the Company increased its borrowings under the financing agreement to fund the acquisition of To-Sew. By September 30, 1999, the Company's cash flow from operations had allowed it to repay $450,000 of the additional borrowings.

The Company reported a 17% working capital increase during the first nine months of 1999. Current assets of $7,955,000 increased by $825,000 from December 31, 1998 and current liabilities increased by $297,000 from $3,964,000 to $4,261,000. As a result, working capital increased from $3,166,000 to $3,694,000. The current ratio (calculated as total current assets divided by total current liabilities) was 1.9 at September 30, 1999 and
1.8 at December 31, 1998.

Total assets increased by $1,237,000 from $11,202,000 at December 31, 1998 to $12,439,000 at September 30, 1999, an increase of 11%. During the same period, total liabilities increased by $170,000 from $5,051,000 to $5,221,000, an increase of 3%. Stockholders' equity increased $1,067,000, or 17%, from $6,151,000 to $7,218,000. The increase in equity primarily reflects net income for the period.

Accounts receivable increased from $1,876,000 at December 31, 1998 to $2,705,000 at September 30, 1999, an increase of $829,000 or 44%. The increase is consistent with the Company's seasonal sales pattern and the Company's increased level of business. Approximately $200,000 of the increase is associated with acquisition of To-Sew.

Inventories increased from $3,733,000 at the end of 1998 to $4,269,000 at September 30, 1999, an increase of $536,000 or 14%. Substantially all of the increase is related to the acquisition of To-Sew.

Prepaid advertising costs decreased from $1,114,000 at December 31, 1998 to $445,000 at September 30, 1999. The Company expects to spend approximately $1,500,000 during calendar 1999 on direct mail order catalogs. Those costs are expensed on a pro-rata basis over the course of the year based upon expected sales. The balance of $445,000 at September 30, 1999 represents catalog costs that will be expensed in future months.

Net property and equipment decreased from $2,596,000 at December 31, 1998 to $2,569,000 at September 30, 1998, a decrease of $27,000. The net decrease resulted from asset purchases (primarily computer and telephone equipment) offset by depreciation expense of $492,000.

Video and film library costs decreased from $217,000 at December 31, 1998 to $125,000 at September 30, 1999, a decrease of $92,000 or 42%. The decrease consists entirely of regular monthly amortization.

Intangible assets increased from $1,160,000 at December 31, 1998 to $1,775,000 at September 30, 1999, an increase of $615,000 or 53%. The increase results from the acquisition of To-Sew, offset by amortization of $151,000.

Accounts payable and accrued expenses increased by $208,000 from $1,396,000 at December 31, 1998 to $1,604,000 at September 30, 1999, reflecting the increased activity levels generated by the acquisitions.

For the nine-month period ending September 30, 1999, bank borrowings increased by $591,000. The increase resulted from additional borrowings of $1,240,000 related to the To-Sew acquisition, offset by payments to the bank out of cash flow from operations. Borrowings by the Company fluctuate with the seasonality of its business. Management anticipates borrowing reductions during the fourth quarter. Consistent with prior years, borrowings are expected to increase during the first quarter of 2000.

Long-term debt, including both the current portion of $421,000 and the non-current portion of $960,000, primarily represents acquisition financing and equipment financing.

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

Non-IT Systems
--------------
The Company is continuing its inventory and assessment of systems with embedded technology. It has completed its review of production and manufacturing equipment and does not believe that any of its critical manufacturing equipment is dependent on date sensitive programming. Its review of other systems is being conducted with manufacturers and suppliers of the other systems. Most of the equipment has been certified by the supplier to be Year 2000 compliant. Certain telephone messaging equipment was identified as non-compliant. The equipment was upgraded with replacement parts that were certified by the manufacturer as Year 2000 compliant.

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

Costs
-----
The Company has incurred total costs of approximately $775,000 related to its Year 2000 Issue, including the repair and replacement of various computer and telephone systems. In accordance with AICPA Statement of Position 98-1, approximately $650,000 of the costs had been capitalized. No additional expenditures are planned. All of these costs include both incremental costs incurred plus internal costs that have been redeployed from other activities.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting standards that are expected to have a material impact on the Company.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

The comparisons of operating results for the three months ended September 30, 1999 to the three months ended September 30, 1998 are affected by the acquisitions made by the Company.

The Company reported net income of $449,000 for the third quarter of 1999, compared to net income of $638,000 in the same period of 1998. Basic earnings per share for the 1999 third quarter were $0.42 per share and were $0.63 per share in the 1998 third quarter. The 1998 third quarter reflected benefits realized in the acquisition of Summit, effective July 1, 1998. Summit had mailed a large number of catalogs prior to the acquisition. Those catalogs had a residual value that carried into the post-acquisition period.

The Company's consolidated revenues were $4,624,000 in the third quarter of 1999, an increase of 2% from the same period 1998 revenues of $4,540,000. The To-Sew acquisition contributed $224,000 to 1999 revenues. Sales for Summit were $1,250,000 in the third quarter of 1999 verses $1,900,000 in the third quarter of 1998. During the third quarter of 1998, Summit revenues benefited from the residual value of catalogs mailed by Summit prior to its acquisition.

The cost of goods sold for the quarter ended September 30, 1999, was $2,737,000, an increase of $211,000 or 8% from the same period 1998 amount of $2,526,000. The increase includes $113,000 attributed to To-Sew.

Consolidated gross profits for the third quarter of 1999 were $1,887,000, a decrease of $127,000 or 6% from the same period 1998 gross profits of $2,014,000. As a percentage of sales, the gross margin percent was 41% for 1999 and 44% for 1998. Competitive pricing pressures for distribution operations and for international sales reduced margins.

The advertising component of marketing costs for the third quarter of 1999 was $497,000, an increase of $51,000 from the same period 1998 cost of $446,000.
A majority of the increase relates to the To-Sew acquisition.

Other marketing costs for the third quarter of 1999 were $293,000, a decrease of $49,000 or 14% from the same period 1998 cost of $342,000. The consolidation of the map marketing function into Fort Collins reduced marketing personnel costs.

General and administrative expenses were $557,000, an increase of $75,000 or 16% from the third quarter 1998 G & A expense of $482,000. Most of the increase can be attributed to the acquisitions.

Total operating costs increased 6% from $1,270,000 in the third quarter of 1998 to $1,374,000 in the third quarter of 1999. Substantially all of the increase relates to the acquisitions.

Interest expense decreased from $106,000 in the third quarter of 1998 to $91,000 in the third quarter of 1999, a decrease of $15,000 or 14%. Average borrowings for the 1999 third quarter were less than average borrowings during the 1998 third quarter. Borrowings were increased near the end of the 1999 third quarter to fund the acquisition of To-Sew.

The Company did not recognize any income tax benefit or expense for the third quarter of 1999. During preceding quarters, all income tax liabilities had been offset against operating losses. The Company has net operating loss carryovers and contribution carryovers of approximately $3,700,000 available for income tax purposes. Subject to certain restrictions imposed by the Internal Revenue Code, the Company will be able to offset those carryforwards against future taxable income, if any, and will be able to record a benefit from those carryforwards when they appear to be realizable. For 1999, it appears that the carryover will allow the Company to eliminate substantially all income tax expense that might be incurred.

Inflation has not had any material effect on the Company's operations during 1999. The Company attempts to reduce the impact of cost increases through design changes, improved factory efficiencies, and sales price increases. There is no guarantee that it will continue to be successful in these attempts.

The Company historically has experienced significant seasonality in its sales primarily due to the purchasing cycle of educational institutions. Typically, the first and fourth fiscal quarters each generate approximately 20% of annual sales, with the second and third fiscal quarters each generating approximately 30% of annual sales. This distribution of sales is likely to continue throughout 1999.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

The comparison of operating results for the first nine months of 1999 to the first nine months of 1998 is affected by the Company's acquisitions.

Net income for the first nine months of 1999 was $954,000, compared with net income of $967,000 in the same period of 1998. Basic earnings per share were $0.89 for the first nine months of 1999, compared to basic earnings per share of $1.01 for the first nine months of 1998. In 1998, the acquisition of Summit had a favorable impact on net income because of the residual impact of catalogs mailed by Summit prior to the acquisition.

The Company's revenues were $12,157,000 in the first nine months of 1999, an increase of $3,213,000 or 36% from the same period 1998 revenues of $8,944,000. The increase includes $2,395,000 attributed to the acquisitions completed during 1999 and 1998.

The cost of goods sold for the nine months ended September 30, 1999, was $7,102,000, an increase of $1,921,000 or 37% from the same period 1998 amount of $5,181,000. The increase includes $1,517,000 attributed to the acquisitions completed during 1999 and 1998.

Consolidated gross profits for the first nine months of 1999 were $5,055,000, an increase of $1,292,000 or 34% from the same period 1998 gross profits of $3,763,000. As a percentage of sales, the gross margin percent declined slightly from 42.1% in 1998 to 41.6% in 1999. The Company had anticipated a margin decline during 1999 because of competitive pricing pressures that exist in the mail order catalog business and in international sales.

The advertising component of marketing costs for the first nine months of 1999 was $1,157,000, an increase of $623,000 or 117% from the same period 1998 cost of $534,000. Substantially all of the increase can be attributed to the acquisitions.

Other marketing costs for the first nine months of 1999 were $1,020,000, an increase of $196,000 or 24% from the same period 1998 cost of $824,000. Substantially all of the increase can be attributed to the acquisitions.

General and administrative expenses were $1,639,000, an increase of $445,000 or 37% compared to the first nine months of 1998 G & A expense of $1,194,000. Substantially all of the increased cost can be attributed to the acquisitions and to the implementation of a new computer system.

As detailed above, total operating costs increased 50% from $2,552,000 in the first nine months of 1998 to $3,816,000 in the first nine months of 1999.

There was an increase of $41,000, or 17%, in interest expense, which was $285,000 for the first nine months of 1999 and $244,000 for the first nine months of 1998. The increase reflects additional borrowings incurred to finance the acquisitions.

The Company did not recognize any income tax expense for the first nine months of 1999. During preceding quarters, all income tax liabilities had been offset against operating losses. The Company has net operating loss carryovers and contribution carryovers of approximately $3,700,000 available for income tax purposes. Subject to certain restrictions imposed by the Internal Revenue Code, the Company will be able to offset those carryforwards against future taxable income, if any, and will be able to record a benefit from those carryforwards when they appear to be realizable. For 1999, it appears that the carryover will allow the Company to eliminate substantially all income tax expense that might be incurred.

Inflation has not had any material effect on the Company's operations during 1999. The Company attempts to reduce the impact of cost increases through design changes, improved factory efficiencies, and sales price increases. There is no guarantee that it will continue to be successful in these attempts.

The Company historically has experienced significant seasonality in its sales primarily due to the purchasing cycle of educational institutions. Typically, the first and fourth fiscal quarters each generate approximately 20% of annual sales, with the second and third fiscal quarters each generating approximately 30% of annual sales. This distribution of sales is likely to continue throughout 1999.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

PART  II. OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.


Item 3.  Default Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Registrant held its annual meeting of stockholders on July 21, 1999. At that meeting, the stockholders voted upon the following matters:

          1.   Election of Directors

               The following persons were elected to serve as directors of the
               Registrant:


                                             Votes          Votes
                                             For            Withheld
                                             ----------     ---------
               Clifford C. Thygesen          1,002,426      1,358
               Dr. Robert A. Scott           1,002,426      1,358
               Clifford L. Neuman            1,002,226      1,558
               John J. Crawford              1,002,522      1,262
               Richard J. Ciurczak           1,002,342      1,442
               Dr. Wayne R. Kirschling       1,002,562      1,222
               Stephen G. Calandrella        1,002,226      2,558


          2.   Incentive Stock Option Plan

               To increase the number of shares that may be issued pursuant to the exercise of options granted under the Company's 1997 Incentive Stock Option Plan by an additional 200,000 shares.


                    Votes          Votes          Votes
                    For            Against        Withheld
                    ------         -------        --------
                    185,853        480,908        21,590



Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     Exhibits:  None.

     Reports on Form 8-K:

          1. On September 14, 1999, the Registrant filed a Current Report on Form 8-K dated September 1, 1999, related to the acquisition of certain assets from To-Sew, Inc. (a California corporation). The assets purchased were the operating assets used in connection with the manufacture and distribution of supplemental educational products under the name "To-Sew." The report included:

                    Item 2:        Acquisition of Assets
                    Exhibits: Asset Purchase and Sale Agreement dated
                              September 1, 1999.

                                   SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN EDUCATIONAL PRODUCTS, INC.


Dated: November 19, 1999           By:  /s/ Clifford C. Thygesen
       -----------------                -------------------------------
                                        Clifford C. Thygesen, President

Dated: November 19, 1999           By:  /s/ Frank L. Jennings
       -----------------                -------------------------------
                                        Frank L. Jennings, Chief Financial
                                        Officer and Vice President of Finance