Form 10KSB
period 1999-12-31
AMERICAN EDUCATIONAL PRODUCTS INC
filed 2000-03-23
CIK 790069

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended December 31, 1999

                                      or
     [   ]     Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from  _______________  to  _______________

                        Commission file number: 0-16310

                      AMERICAN EDUCATIONAL PRODUCTS, INC.
                     -------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

               Colorado                           84-1012129
          ------------------                 ---------------------
(State or other jurisdiction of incor-       (I.R.S. Employer
poration or organization)                    Identification Number)

         6550 Gunpark Drive, Suite 200, Boulder, Colorado        80301
        ---------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

    Registrant's telephone number, including area code:     (303) 527-3230

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.05 par value
                         -----------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 29.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the year ended December 31, 1999, were $14,964,000.

As of March 15, 2000, the aggregate market value of the Common Stock of the Registrant based upon the closing prices of the Common Stock as quoted by NASDAQ (symbol "AMEP") held by non-affiliates of the Registrant was approximately $6,254,000. As of March 15, 2000, there were 1,082,070 shares of the Common Stock of the Registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant hereby incorporates herein by reference the following documents:

Item 13.  Exhibits

1. Incorporated by reference in the Registrant's Post Effective Amendment No. 5 to Registration Statement on Form S-18 filed with the Securities and Exchange Commission and declared effective on July 1, 1987.
2. Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission, and declared effective on August 4, 1992.
3. Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 17, 1998.
4. Incorporated by reference from the Registrant's Current Report on Form 8-K dated March 11, 1994 and filed with the Commission on March 24, 1994.
5. Incorporated by reference from the Registrant's Current Report on Form 8-K dated December 20, 1995 and filed with the Commission on January 4, 1996.
6. Incorporated by reference from the Registrant's Current Report on Form 8-K dated June 17, 1996, and filed with the Commission on July 3, 1996.
7. Incorporated by reference from the Registrant's Current Report on Form 8-K dated April 17, 1998 and filed with the Commission on May 1, 1998.
8. Incorporated by reference from the Registrant's Current Report on Form 8-K dated August 4, 1998 and filed with the Commission on August 17, 1998.
9. Incorporated by reference from the Registrant's Statement on Form S-3/A-2, Securities and Exchange Commission File No. 333-67401, as filed with the Commission on January 21, 1999.
10. Incorporated by reference from the Registrant's Current Report on Form 8-K dated September 1, 1999 and filed with the Commission on September 14, 1999.


Forward-Looking Statements
--------------------------

In addition to historical information, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", and other factors, some of which will be outside the control of management. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information described in future documents the Company files with the Securities and Exchange Commission.

                                    PART I

Item 1.   Description of Business

Recent Business Developments
----------------------------

American Educational Products, Inc. ("AMEP" or the "Company") was organized in 1986 to pursue mergers and acquisitions. That year, the Company completed an initial public offering and made its first acquisition, an educational product manufacturer named Scott Resources, Inc. ("Scott"). Since that time, the Company has focused on the education industry and the development of hands-on educational materials and consequently, the Company's core products consist of a broad range of proprietary materials that are used to educate students in pre-school through high school (the "K-12" market).

AMEP's mission is to manufacture and distribute products that increase teachers' effectiveness in the classroom, facilitate students' learning through inquiry and discovery, and encourage parental participation in their child's education. This mission accords with current trends in formal instruction, as many schools have decreased their reliance on textbooks in order to promote a more hands-on approach to learning.

In 1986, the Company adopted an acquisition strategy that was primarily designed to enhance product lines and accelerate the Company's growth rate.
In recent years, the once fragmented education industry has undergone a period of considerable consolidation. This overall industry consolidation has attached additional urgency to this acquisition strategy. The Company now seeks acquisition opportunities that, in addition to complementing existing business, will strengthen AMEP's overall market position.

Effective September 1, 1999, AMEP acquired the business known as To-Sew ("To-Sew") for a cash purchase price aggregating $1,270,000. To-Sew is a mail order manufacturer and distributor of sewing kits that are primarily used in home economics or family consumer science classes. Borrowings under the Company's working capital line of credit plus cash flow from operations funded the acquisition.

The Company completed two significant acquisitions during 1998, National Teaching Aids ("NTA") and Summit Learning ("Summit"). NTA, who developed and manufactures the Microslide(-TM-) System, was acquired in a stock purchase transaction. The Microslide(-TM-) System consists of Microslide(-TM-) viewers, a low cost alternative to traditional microscopes, and the accompanying Microslide(-TM-) sets of 35mm photographic images produced under ideal laboratory conditions. These materials are used along with NTA lesson plans in order to illustrate various scientific topics.

The sellers provided financing for the NTA purchase. The terms of the financing included, among other things, a convertible promissory note in the face amount of $950,000 bearing interest at 7.5% and payable in four annual principal payments of $237,500, plus accrued interest. Under certain conditions, the Company can convert all or part of the note into common stock at a conversion value of $10 per share.

In an asset purchase transaction, the Company reacquired the assets of Summit, a mail order distributor of math and science manipulative products. AMEP had previously owned and operated Summit but sold it in 1995 to raise capital.
The seller provided financing for a portion of the purchase price under a secured promissory note in the principal amount of $1,182,000. The note required monthly principal payments of $125,000 plus accrued interest at 8.5%. The note was paid in full in April 1999.

During 1994, 1995, and 1996, AMEP experienced significant net losses and did not have capital available to make acquisitions. As a result, the Company focused on its original core function, the efficient manufacture of high quality manipulative products. The Company's subsequent return to profitability has allowed it to use some of its cash flow from operations to fund acquisition activities. If additional funds are required for a particular transaction, the Company pursues outside sources of capital.

Industry
--------

AMEP operates in an industry that has the potential for significant growth. The factors that will contribute to this expansion include increases in school enrollment, consistent growth in the supplemental education market, and a national political climate under which various legislative bodies are increasing federal education expenditures as well as individual state funding for schools.

According to projections published by the National Center for Education Statistics (a unit of the U.S. Department of Education), combined enrollment in public and private K-12 schools in the United States will increase for at least the next five years. The National Center for Education Statistics ("NCES") and the U.S. Census Bureau have tracked an early 1990's "baby boom echo," wherein birth rates increased as a result of child-bearing by those who were themselves born in the original post-war baby boom. Between 1999 and 2005, the total number of students in the United States is expected to increase by about 1.5 million. In addition, the NCES predicts that yearly expenditures per pupil, which are currently about $6,800, will increase by 15% in the next ten years.

The supplemental education market is a $3.5 billion industry growing at 10% per year. The traditional textbook publishing market is growing less than half as quickly at 4% and the difference is mainly attributed to evolving teaching methods that emphasize active learning over more passive techniques. The traditional school model of lectures, workbooks, written assignments, and text memorization has been criticized for failing to engage students. Likewise, a report of the Association of American Publishers ranked hands-on tools the "most effective (out of ten) in terms of student learning," while textbooks were ranked fifth out of ten. Statistics compiled by NCES indicate that 73% of teachers demonstrate a concept using manipulatives, models, or other tools and objects at least once a week. The prevailing inclination among educators to use such products places AMEP within a particularly favorable segment of the already well positioned education industry.

Domestic expenditures on education continue to increase. Over the past ten years, annual governmental spending on public and private education for grades K through 12 has increased by $139 billion. NCES estimates an additional 20% increase between 2000 and 2008. The U.S. Department of Education reports that overall state and local education funding increased to $326 billion in 2000 from $313 billion in 1999. Also, in view of the fact that improved education is one of a small number of political issues that has firm bipartisan support, federal education expenditures are likely to multiply beyond the promising NCES estimates. According to the U.S. Department of Education, President Clinton's education budget expands to $23.5 billion in FY 2000 from $22.5 billion in FY 1999. Senator Susan Collins (R-Maine), who co-delivered the official Republican Response to Clinton's State of the Union address on January 27, 2000, echoed the signal to increase federal education funding and proposed to augment Clinton's $1 billion increase by an additional $500 million.

American school systems have shown a clear trend toward decentralization, which enables officials at the school building level to make many of the key decisions regarding instruction methods and school purchases ("site-based management"). In prior years, larger government agencies usually made these decisions for entire school districts or states. Under the new structure, teachers have the ability to choose the curricular materials that they need to effectively convey educational concepts. Site-based management is forcing the industry to rethink its sales and marketing strategies in order to address the added challenge and increased cost of delivering goods and services to an increasingly decentralized marketplace. In terms of purchasing methods, mail ordering is on the rise among administrators in charge of budgets as well as individual classroom teachers. It appears that educators are also increasing their use of the Internet as a purchasing mechanism.

Tradenames and Products
-----------------------

AMEP uses several trade names in its marketing and product identification efforts. All of the names currently in use, Scott Resources, Hubbard Scientific, National Teaching Aids, Summit Learning, and To-Sew, are believed to be valuable company assets.

The Scott product line features mathematics and earth science products. Most of the math products are manipulatives, which are hands-on devices that depict specific concepts via tangible illustration and demonstration. The thirteen major math product lines manufactured under the Scott name are:

     Fraction Bars(-Registered Mark-) - A comprehensive series of manipulatives that introduce and teach fraction concepts.

     Decimal Squares(-Registered Mark-) - A program that teaches decimals and percents through a complete series of objectives, manipulatives, activities, and tests.

     Chip Trading(-Registered Mark-) - An activities program that uses manipulatives to teach the basic skills of addition, subtraction, multiplication, and division.

     Scott Geoboards - Wooden or plastic tiles with pin arrays that teach basic geometric concepts.

     Pattern Blocks and Color Cubes - Painted wooden or plastic blocks of various shapes that teach shapes, counting, and sorting to younger students, and angles, fractions, areas, and volumes to older students.

     Color Tiles - Plastic, square tiles that demonstrate basic operations with whole numbers for primary age learners and problem solving skills for intermediate and middle school learners.

     Fraction Interaction(-Registered Mark-) - A video series that includes three videos for teaching fractions. The videos are developed for middle school learners. Videolabs, a package that combines a video and Scott manipulatives for student activities, and Teacher Packs are also available.

     Clever Catch(-Registered Mark-) - A series of beach balls that illustrate math, geography, money, time, and phonics skills.

     Checks + Balances(-Registered Mark-) - A kit designed to teach personal finance skills.

     Math Chase(-Registered Mark-) - A set of three games that reinforce and extend math skills at multiple levels.

     AlgeBits(-TM-) - A set of manipulatives for teaching pre-algebra concepts to middle school learners.

     Stretch & Shape(-Registered Mark-) - A package with Geoboards and activities for an introduction to geometry concepts.

     Terrific Triangles(-Registered Mark-) - An activities program that uses manipulatives to teach whole number concepts and operations at the kindergarten and early elementary levels.

Other math products developed under the Scott tradename include mathematics games, reproducible resource books, and teaching aids such as overhead materials.

In earth science, the Scott subsidiary offers a comprehensive selection of over 250 different varieties of rocks, minerals, and fossils that are sold to customers in bulk quantities or as individual specimens. Other earth science products include charts, classroom activity sets, and videolabs.

The Company uses the Hubbard tradename to market a comprehensive line of high quality earth science, life science, and physical science classroom materials. These products include three-dimensional models of animal and human anatomy; a wide variety of astronomy and earth science experiments and models; and the Jewel line of plant mobiles, animal cages, and fresh and salt water aquariums. Additionally, Hubbard is the largest U.S. producer of high quality raised relief maps with approximately 300 different maps. These maps are marketed to consumers through a number of sales channels, including map dealers, specialty stores, independent sales representatives, and direct mail.

The acquisition of National Teaching Aids (NTA) in 1998 equipped the Company with a new product line. The well established NTA Microslide(-TM-) system consists of a durable and easy to use viewer that resembles a microscope, over 150 different sets of Microslides(-TM-) for use with the viewer, and detailed lesson plans and teacher guides for each of the slide sets. Other NTA products include a series of Science Made Easy(-TM-) Kits that demonstrate core concepts in organic and inorganic chemistry, photosynthesis, and various topics in human biology. The NTA product line also includes a Human Skeleton Model that students can assemble and reassemble.

The recently acquired To-Sew provides a product line of sewing kits used in home economics or family and consumer science classes. To-Sew kits provide the sewing student with all of the material needed to produce a completed product. The kits include fabric, needles, thread, buttons, patterns, and instructions. Most of To-Sew's sales are kits to produce small pillows in the shapes of animals, sports equipment, cartoon characters, or other youth-related designs. A few of the kits produce tote-bags such as gym bags or lunch bags and there are also a few clothing designs.

The raw materials and components that the Company uses are purchased from a large number of domestic and foreign suppliers. There are a few critical vendors that the Company heavily relies on to supply materials and services. If a disruption in supply from one of these vendors occurred, alternate vendors could be found. However, delays in production could result. Although the Company has not experienced significant increases in cost for raw material during the last two years, the increase in petroleum and its derivative products in early 2000 is expected to have an adverse impact on the Company's profitability.

The educational industry is inherently seasonal. There are wide variations in sales from month to month and as a result, accounts receivable, inventories, and accounts payable also vary. The summer months are the most active as educational institutions restock their supplemental materials for the next school year. Sale terms are typically net 30 days and orders are normally filled within 14 days.

As of December 31, 1999, the Company had an order backlog of $514,000, compared to backlogs of $800,000 on December 31, 1998 and $136,000 on December 31, 1997. Historically, the order backlog at year-end has not been indicative of future sales.

Markets and Marketing
---------------------

The Company reaches its target market primarily through the 300 distributors that include AMEP products in their catalogs. Hence, effective relationships with the key dealers among these distributors are critical to the Company's success. One of AMEP's strengths is its flexibility in meeting key dealers' needs for custom products and packaging. The Company also sells through direct mail catalogs and independent sales representatives.

Company representatives frequently visit national and regional trade shows and teacher's conferences such as the National Council of Teachers of Mathematics
(NCTM), the National Science Teachers Association (NSTA), the National School Supply and Educators Association (NSSEA), and the Educational Dealers and Suppliers Association (EDSA). Marketing efforts for maps include attendance at the International Map Trade Association and Outdoor Retailer Association. Appearances at these exhibitions increase the Company's visibility in the market, provide the Company an opportunity to meet end users, and allow the Company to evaluate the competition.

The Company believes that demand for manipulative educational products is increasing in several international locations. Although the Company does not own or operate any overseas facilities, it has established relationships with certain large foreign educational dealers and approximately 7% of sales are exports. Europe, the Pacific Rim, and the Middle East account for a majority of international sales. Nevertheless, the international marketplace is subject to extremely competitive pricing and politically motivated decision making.

Competition
-----------

The Company faces competition from businesses that range in size from sole proprietorships to large corporations, and the products manufactured by these competitors range from textbooks to manipulatives and models. Similarly to AMEP, many of these entities publish catalogs and also list their products in dealer catalogs. Some of the competitors are larger and have greater financial resources than AMEP. The Company believes that its competitive advantages include its inventory of proprietary products, its ability to provide custom orders and specialized products, and its distribution network.

During the last several years, there has been increasing competition from foreign educational product manufacturers whose merchandise is often priced lower than the Company's. While the Company can provide its customers with better delivery schedules and more comprehensive teacher manuals, foreign competition could adversely affect the Company in the future.

The Company's math products directly compete with products such as Attribute Blocks, Cuisinaire Rods, and Base 10 Blocks. In earth science and geology, the principal direct competitors in the market are Ward's Natural Science Establishment and Geo-Science, although some hobby outlets and science supply houses have begun to enter this market. In recent years, NTA's Microslide(- Registered Mark-) System has been the target of direct competition from Learning Resources.

The Hubbard brand encounters a significant amount of direct competition for many of its classroom products. While some of the product lines are similar in quality and price to items manufactured by others, two product lines occupy a special market niche. The Jewel product line of high quality aquariums, cages, and botany apparatus is designed to meet extreme requirements of scientific experimentation and demonstration. The Company is not aware of any competitors producing comparable quality items for the school market. These products are priced significantly higher than lower quality alternatives. Similarly, Hubbard produces raised relief maps, which provide a unique cartographic perspective. However, raised relief maps are significantly more expensive than flat maps of the same cartographic image.

The Company believes that the educational marketplace is becoming more competitive. Many companies within the industry are consolidating in order to become more formidable competitors. Sales of technology-related products are growing at a faster rate than sales of manipulatives and videos. The Company does not manufacture technology-related products and has no such products currently under development. Technology products often require large amounts of capital to develop and introduce. Many of the Company's competitors are larger, have greater financial resources, and spend more money on product development.

Product Development
-------------------

To maintain and improve its position in the market, the Company has made a commitment to develop new products. A key component to product development is to conduct regular revisions of existing products to keep them up-to-date with changing educational standards.

When developing new products, the Company uses both internal and external sources. External sources include independent contractors, teachers, and other educators who submit prototypes and suggestions for the Company's consideration. The Company reviews the submissions, obtains the rights to worthy products, and pays royalties on product sales over the life of the contract.

The product development process includes prototype development and formal field testing. The Company developed 27 new products in 1999, including four new Microslide(-Registered Mark-) sets, thirteen commodity math products, four physical science kits, the Ocean Floor Map, Terrific Triangles(-Registered Mark-) First Grade, three science guides, and the Astronomy Fact Book. The Company also completed thirteen major product revisions and translated nine products from English into French.

Intellectual Property
----------------------

Copyrights, trademarks, and trade secrets are the principal protection sources for the Company's products. The Company's published materials, which include teachers' guides, manuals, game boards, and videos, are covered by copyrights. Each manipulative and model is accompanied by published material of some variety. Approximately one-half of these copyrights are derived directly from original works created by employees of the Company or by independent contractors hired under agreement for a specific project. The remaining copyrights are held by the Company through licensing arrangements with the authors.

The Company owns federally registered Trademarks for the following product names: Fraction Bars(-Registered Mark-), Decimal Squares(-Registered Mark-), Chip Trading(-Registered Mark-), Math Chase(-Registered Mark-), Math in Brief(-Registered Mark-), Clever Catch(-Registered Mark-), Fraction Interaction(-Registered Mark-), Earth Science VideoLab(-Registered Mark-), Nature Finder(-Registered Mark-), Stretch & Shape(-Registered Mark-), Checks and Balances(-Registered Mark-), Terrific Triangles(-Registered Mark-), and Microslide(-Registered Mark-). The Company claims common law Trademark protection in all of its proprietary marks.

The Company considers all of the copyrights, licenses, and trademarks to be valuable property rights. The Company believes that the protection afforded by these intellectual property rights and the law of trade secrets is adequate protection for its products. However, it is possible for a competitor to develop near imitations of the Company's products without violating those rights.

Personnel
---------

The Company has 94 employees in full time regular positions. Personnel are located in Boulder, Colorado; Fort Collins, Colorado; and Chippewa Falls, Wisconsin. There are 39 persons employed in direct manufacturing positions; 10 persons employed in factory supervisory, clerical, purchasing, and product development positions; 14 persons employed in shipping and receiving positions; 12 persons employed in sales, marketing and customer service positions; and 19 persons employed in accounting, computer operations, and other general or administrative positions.

The Company is not part of any collective bargaining agreement. There have been no work stoppages and the Company believes its employee relations are good.


Item 2.   Description of Property

The Company owns 3.5 acres of land and five buildings on the north side of Fort Collins, Colorado. This facility houses earth science product manufacturing, customer service, marketing, and accounting operations. The buildings total 18,500 square feet, of which 14,200 are manufacturing and warehousing. The remaining 4,300 are office space.

The Company also leases 22,500 square feet of space on the east side of Fort Collins, Colorado to provide additional warehouse and office space. Monthly lease payments approximate $12,000 and the lease expires in April 2005.

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

The Company believes that each of its facilities is adequate for its intended purpose and does not plan any significant investment in additional facilities during the next year.


Item 3.   Legal Proceedings

Neither the Company, nor any of its subsidiaries, is currently a party to any material pending litigation or other legal proceeding.


Item 4.   Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ending December 31, 1999.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock
---------------------------

The Company's Common Stock trades on the NASDAQ SmallCap Market under the symbol AMEP and on the Pacific Exchange under the symbol EP.

The following table has been adjusted to reflect the one-for-five reverse stock split that became effective on April 22, 1997.


                                        High           Low
                                        ----           ---

                    1998
                    First Quarter       8.38           5.38
                    Second Quarter      10.63          8.25
                    Third Quarter       10.63          7.88
                    Fourth Quarter      10.81          9.00

                    1999
                    First Quarter       11.50          9.25
                    Second Quarter      10.63          8.44
                    Third Quarter       10.69          8.50
                    Fourth Quarter      12.88          10.13

                    2000
                    First Quarter
                     (through March 15,
                     2000)              10.94          9.38

The bid price of the Company's common stock as of March 15, 2000 was $10.375 per share. The prices presented are bid prices that represent prices between broker-dealers and do not include retail markups and markdowns or any commissions to the broker-dealer. The prices may not reflect prices in actual transactions.

As of March 15, 2000, there were approximately 200 shareholders of record and approximately 2,000 beneficial shareholders.

Dividends
---------

The Company has paid no cash dividend on its common stock during the last two fiscal years, and the Company's Board of Directors has determined that no cash dividend on common stock will be paid for 1999. Future dividend policy is subject to the discretion of the Board of Directors and is dependent on a number of factors, including future earnings, capital requirements, and the financial condition of the Company.

During 1997, the Company issued a warrant dividend to existing shareholders. The warrant dividend consists of one warrant for each share of common stock owned by shareholders of record on June 5, 1997. Each warrant entitles its holder to purchase one additional share of the Company's common stock at an exercise price of $10.00 per share. No voting rights have been attached to the warrant. The Company retains the right to redeem the warrants upon 30 days notice for a redemption price of $0.01 per warrant in the event that public trading of the Company's common stock equals or exceeds 110% of the then current exercise price of the warrant for twenty consecutive days. The warrants expire in December 2000.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the financial condition and results of operations for American Educational Products, Inc. and its Subsidiaries ("AMEP" or the "Company"). AMEP currently uses several tradenames in marketing its products, including Hubbard Scientific ("Hubbard"), National Teaching Aids ("NTA"), Scott Resources ("Scott"), Summit Learning ("Summit"), and To-Sew ("To-Sew").

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

Effective September 1, 1999, the Company acquired To-Sew for a purchase price of $1,270,000. To-Sew is a mail order manufacturer and distributor of sewing kits. The To-Sew acquisition was recorded using the purchase method of accounting and the operating results of To-Sew were consolidated with the Company commencing September 1, 1999.

The Company completed two acquisitions during 1998. In May, it acquired NTA for a purchase price of $1,835,000. NTA produces the Microslide(-TM-) system. The NTA acquisition was recorded using the purchase method of accounting and the operating results of NTA were consolidated with the Company commencing June 1, 1998.

Effective July 1, 1998, AMEP acquired certain operating assets known as Summit Learning for a total purchase cost of $1,482,000. Summit is a direct mail marketer of math and science supplemental teaching aids. The Summit acquisition was recorded using the purchase method of accounting and the operating results of Summit were consolidated with the Company's commencing July 1, 1998.

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

The foregoing acquisitions affect comparisons among 1999, 1998, and 1997. Furthermore, the acquisitions have transformed a single segment manufacturing enterprise into a multi-segment manufacturing and distribution enterprise. Although the Company is highly integrated and shares many common components and expenses, the Company's information system provides separate reporting for the manufacturing operations (Hubbard, NTA, and Scott) that sell primarily to wholesalers, and the distribution operations (Summit and To-Sew) that sell primarily to the end user.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the explanatory notes, beginning on page F-1 in this annual report.

Liquidity and Capital Resources - December 31, 1999 Compared to December 31,
1998
------------------------------------------------------------------------

The Company's liquidity and capital resources continued to improve during 1999. Net income for the year was $1,102,000, compared to net income of $850,000 in 1998. Earnings before interest, taxes, depreciation and amortization were $1,813,000 in 1999 and $2,117,000 in 1998.

During 1999, cash balances declined from $124,000 to $94,000. Cash flows from operations of $1,655,000 were utilized in investing activities ($1,658,000) and in financing activities ($27,000). During 1998, cash flows from operations of $1,209,000 were utilized in investing activities ($783,000) and in financing activities ($485,000).

During both 1999 and 1998, cash flow from operations was sufficient to fund all of the Company's operating cash requirements. Three acquisitions were completed during 1999 and 1998. The source of funds for the acquisitions was a combination of increased borrowings under the Company's line of credit facility, financing provided by the sellers, and cash flow from operations.

Effective September 1, 1999, the Company acquired To-Sew. Capitalized acquisition costs totaled $1,417,000, including the cash purchase price, liabilities assumed, and other acquisition expenses incurred. Funding for the acquisition was available under the Company's borrowing arrangement with its primary lender. Excess of cost over the fair value of assets acquired (goodwill) of $617,000 is being amortized on a straight-line basis for fifteen years.

In May 1998, the Company purchased all of the common stock of Learning & Leisure, Inc. and its wholly owned subsidiary, National Teaching Aids, Inc. (collectively, "NTA"). Capitalized acquisition costs totaled $1,984,000, including the cash purchase price, liabilities assumed, and other acquisition expenses incurred. The sellers provided financing for the transaction under a $950,000 convertible note payable, a $400,000 licensing agreement, and consultation / non-compete agreements requiring aggregate payments of $300,000. Excess of cost over fair value of assets acquired (goodwill) of $980,000 is being amortized on a straight-line basis over 15 years.

NTA produces the Microslide(-TM-) System. Microslides(-TM-) are 35mm photographs taken through a microscope. Each set of photographs is designed to teach a specific scientific concept. The 35mm images are viewed through a Microslide(-TM-) Viewer, a specially designed plastic device that resembles a microscope.

Effective July 1, 1998, AMEP acquired certain operating assets of Summit Learning ("Summit"). Capitalized acquisition costs totaled $1,550,000, including the cash purchase price, liabilities assumed, and other acquisition expenses incurred. The seller provided financing for the acquisition in the form of a promissory note with a principal amount of $1,182,000. In addition, certain assets acquired in the Summit transaction were sold in September 1998. Summit sold the assets that it had previously used in a Christmas season mail order catalog targeted at parents and grandparents. Sales proceeds of $50,000 cash plus a note receivable were used to reduce capitalized costs of the acquisition. The fair value of assets acquired exceeded the acquisition costs by approximately $252,000 (negative goodwill), which is being amortized on a straight-line basis over 15 years.

Summit distributes math and science supplemental teaching aids via direct mail catalogs.

The Company consolidated the operations of To-Sew into the Summit facility. These two businesses comprise the distribution segment. The cash requirements for Summit and To-Sew peak in the first quarter of the year as promotional material is directly mailed to educators. The cash requirements for the manufacturing segment peak in the second quarter as the Company increases inventory prior to the summer sales peak.

The Company's working capital line of credit is an asset based financing arrangement with U.S. Bank Business Finance. The arrangement expires on April 30, 2002, and provides for borrowings up to $4,050,000. Certain amounts available to be borrowed under the agreement are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. Under the formula, the Company could have borrowed up to $3,218,000 as of December 31, 1999. Borrowings are collateralized by substantially all the Company's assets. Interest, computed at a floating rate plus 1%, is payable monthly. In addition, the Company is required to make minimum monthly principal payments of $36,000.

The borrowing arrangement contains a demand provision such that the lender can demand repayment at any time. Accordingly, the entire balance of outstanding borrowings is reflected as a current liability. The lender has not indicated that it will demand payment during 2000 and management does not expect to receive such a demand. Should such a demand be made, the Company would not have the funds available. However, the Company's improved financial condition should allow it to obtain the necessary funds via either an equity placement or alternate borrowing arrangements.

The Company believes that the funds available to it in 2000 will be adequate to meet its operating requirements. The source of those funds will be cash flow from operations and additional borrowings available under the arrangement with its lender. Any acquisition activity undertaken by the Company during 2000 would be contingent upon obtaining the necessary financing.

The Company experienced a 5% working capital increase in the year ended December 31, 1999. Current assets of $7,678,000 increased $548,000 from December 31, 1998, and current liabilities increased $384,000 from $3,964,000 to $4,348,000. As a result, working capital increased from $3,166,000 to $3,330,000. The current ratio (current assets divided by current liabilities) decreased from 1.80 to 1.77. Working capital improved because of funds generated by operations.

Total assets increased 13% from $11,202,000 at December 31, 1998, to $12,631,000 at December 31, 1999. During the same period, total liabilities increased 4% from $5,051,000 to $5,242,000. Both assets and liabilities increased as a result of the acquisitions.

Accounts receivable increased from $1,876,000 at December 31, 1998, to $1,952,000 at December 31, 1999, an increase of $76,000 or 4%.

Inventories increased from $3,733,000 at December 31, 1998, to $4,108,000 at December 31, 1999, an increase of $375,000 or 10%. This increase can be attributed primarily to the acquisition of To-Sew.

Prepaid advertising costs of $1,171,000 at December 31, 1999 represent costs associated with mailing the 2000 spring catalogs. The comparable amount from December 31, 1998 was $1,114,000.

Net property and equipment decreased from $2,596,000 at December 31, 1998, to $2,459,000 at December 31, 1999, a decrease of $137,000 or 5%. The Company recorded depreciation expense of $620,000 for 1999. Capital expenditures were $478,000, which consisted of new information system hardware and software, reproduction masters for proprietary products, production tooling, and a phone system.

Video and film library costs decreased from $217,000 at December 31, 1998 to $94,000 at December 31, 1999, a decrease of $123,000 or 57%. All of the decrease represented normal amortization expense.

Intangible and other assets increased from $1,259,000 at December 31, 1998, to $1,825,000 at December 31, 1999, an increase of $566,000 or 45%.
Substantially all of the increase represents goodwill from the Company's continuing acquisition activities, offset by amortization of $193,000.

Accounts payable and accrued expenses increased from $1,396,000 at December 31, 1998, to $1,653,000 at December 31, 1999, an increase of $257,000 or 18%.
This increase is related to the acquisition and to spending on the 2000 catalog program.

Borrowings under the Company's working capital line of credit increased from $1,614,000 at December 31, 1998, to $2,227,000 at December 31, 1999, an
increase of $613,000 or 38%. The increase represents the portion of the To-Sew acquisition that was financed by increased borrowings under the line of credit.

Stockholders' equity increased from $6,151,000 at December 31, 1998 to $7,389,000 at December 31, 1999, an increase of $1,238,000 or 20%. The increase consists of 1999 net income of $1,102,000, plus proceeds of $136,000 from the exercise of warrants and options.

During 1997, the Company issued a warrant dividend to existing shareholders. The warrant dividend consists of one warrant for each share of common stock owned by shareholders of record on June 5, 1997. Each warrant entitles its holder to purchase one additional share of the Company's common stock at an exercise price of $10.00 per share. No voting rights have been attached to the warrant. The Company retains the right to redeem the warrants upon 30 days notice for a redemption price of $0.01 per warrant in the event that public trading of the Company's common stock equals or exceeds 110% of the then current exercise price of the warrant for twenty consecutive days. There are 992,000 warrants outstanding that expire in December 2000.

Subsequent to December 31, 1999, the Company engaged the services of an investor relations firm and an investment banking firm to assist the Company in maximizing shareholder value. In connection therewith, the Company will issue warrants to purchase 75,000 shares of common stock at an exercise price of $8.00 per share. During fiscal year 2000, the Company expects to record a charge in excess of $100,000 related to its investor relations and investment banking activities.

Management continually assesses the Company's need for capital resources. From time to time, the Company may evaluate and pursue additional sources of capital.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's short-term liquidity or capital resources.

Results of Operations -- 1999 Compared to 1998 and 1997
-------------------------------------------------------

As previously discussed, the comparisons of operating results for 1999 to 1998 and 1997 are affected by the acquisitions made by the Company.

The Company reported net income of $1,102,000 for 1999, compared to net income of $850,000 for 1998 and $514,000 for 1997. After adjusting the per share calculation for the one-for-five reverse split and the retroactive implementation of SFAS 128, 1999 income was $1.03 per share, 1998 income was $0.85 per share, and 1997 income was $0.56 per share.

The Company's revenues in 1999 were $14,964,000, an increase of $3,289,000 or 28% from the prior year revenues of $11,675,000 and an increase of $6,572,000 or 78% above 1997. Sales increased in both segments. Sales for the Manufacturing segment increased primarily due to the inclusion of NTA for the full year. Manufacturing revenues in 1999 were $10,342,000, an increase of $1,188,000 or 13% from 1998 revenues of $9,154,000 and $1,951,000 or 23% from
1997 revenues of $8,392,000. NTA contributed $1,514,000 to 1999 revenues (twelve months) compared to $648,000 in 1998 revenues (seven months), an increase of $866,000. Distribution segment 1999 revenues increased $2,101,000 or 83% to $4,622,000 from $2,521,000 in 1998. The acquisition of
To-Sew provided a partial year contribution of $592,000 and Summit Learning had its first full year of operations since being acquired in July 1998.

The cost of goods sold for the year ended December 31, 1999, was $8,992,000, an increase of 31% from the prior year figure of $6,843,000 and 72% more than 1997. Cost of goods sold increased because of acquisitions. The Manufacturing segment cost of goods sold for 1999 was $5,448,000, an increase of $111,000 or 2% from 1998 cost of $5,338,000 and $321,000 or 6% from 1997 cost of $5,127,000. Distribution cost of goods sold of $2,794,000 in 1999 increased $1,469,000 or 111% over $1,325,000 in 1998. Partial year costs of goods sold attributed to To-Sew were $293,000.

Consolidated gross profits for 1999 were $5,972,000, an increase of $1,140,000 or 24% from the prior year gross profit of $4,832,000, and an increase of $2,812,000 or 89% above 1997. As a percentage of sales, the gross margin decreased from 41% in 1998 to 40% in 1999. The changes in both gross profit and gross margin percent are primarily the results of acquisitions in both segments. Manufacturing 1999 gross margin of $4,179,000 increased $543,000 or 15% from $3,636,000 in 1998 and $914,000 or 28% increase over 1997 of
$3,264,000. The increase is attributable to the acquisition of NTA. The Distribution segment 1999 gross margin increased to $1,800,000 from $1,196,000 in 1998, an increase of $604,000 or 50%. Partial year gross profits from the To-Sew acquisition were $299,000 with gross margin of 51%.

The advertising component of marketing costs increased $873,000 or 130% from 1998 and increased $1,452,000 or 1,528% from 1997. Both increases are primarily the result of the Summit acquisition. Summit's advertising costs for the twelve months of 1999 were $1,117,000 compared to $442,000 for six months in 1998.

Other marketing costs increased by $203,000 or 18% from 1998 and increased by $487,000 or 57% from 1997. The increased costs are primarily a function of increased business activity. As a percentage of sales these costs were 9% in 1999, 10% in 1998, and 10% in 1997.

General and administrative expenses increased by $426,000 or 24% from 1998 and increased by $833,000 or 61% from 1997. The increased costs are primarily a function of increased business activity. As a percentage of sales, general and administrative expenses were 15% in both 1999 and 1998, and 16% in 1997.

Operating income was $877,000 in 1999, $1,239,000 in 1998, and $837,000 in
1997. As a percent of sales, operating income was 6% in 1999, 11% in 1998, and 10% in 1997. In 1999, operating income declined at Summit. The increased costs of catalog mailings did not generate the anticipated revenue increases. The decline at Summit was partially offset by operating income contributions from NTA and To-Sew.

Interest expense decreased from $358,000 in 1998 (2% decrease) and increased from $323,000 in 1997 (8% increase) to $350,000 in 1999. Variations in interest expense have primarily been caused by fluctuations in debt levels. Interest rates have remained relatively constant. At various times during the past three years, debt levels have increased to fund acquisitions and have decreased as cash flow from operations is used to reduce borrowings.

The Company recorded an income tax benefit of $575,000 in 1999. The recorded benefit gives recognition to the Company's net deferred tax asset. During 1994, 1995, and 1996, the Company reported net operating losses ("NOL") for tax purposes. The accumulated losses can be carried forward and used to offset future taxable income. During 1997, 1998, and 1999, the Company utilized a portion of its NOL carryforwards to offset taxable income reported in those years. As of December 31, 1999, the remaining NOL carryforwards totaled $2,400,000. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL carryforwards are subject to certain limitations. Thus, ultimate realization of the NOL carryforward is not guaranteed. Nevertheless, the Company believes that it is more likely than not to be able to utilize the NOL carryforwards before they expire in 2009, 2010, and 2011. The NOL carryforward is the largest component of the net deferred tax asset.

The $31,000 of income tax expense in 1998 represents alternative minimum federal taxes and state taxes that cannot be offset against the NOL carryforward.

The Company anticipates that its effective tax rate in fiscal 2000 will approximate 37%.

Inflation did not have any material effect on the Company's operations for 1999 and 1998. During the first two months of 2000, there has been a significant increase in the cost of petroleum and its derivative products. Those cost increases are expected to have a negative effect on the Company. While the Company attempts to mitigate the impact of cost increases, there are no guarantees that future cost increases would not have an adverse impact.

The Company historically has experienced significant seasonality in its sales primarily due to the purchasing cycle of educational institutions. Historical trends indicate that the first and fourth fiscal quarters will each generate approximately 20% of annual sales and the second and third fiscal quarters will each generate approximately 30% of annual sales. The 1999 acquisition is not expected to materially change this pattern.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Year 2000 Issue
---------------

During the past several years, the Company devoted considerable resources to the Year 2000 Issue. The Year 2000 Issue is essentially the result of computer programs being written using two digits rather than four to define the year. Any of the Company's information technology ("IT") systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculation causing disruption of operations; including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The problem has the potential to affect "non-IT" systems, that is, operating and control systems that rely on embedded microprocessors. Embedded microprocessors have interfaces that are inaccessible to the user and which may contain a date function that could trigger a malfunction. In addition, like every other business enterprise, the Company was at risk from Year 2000 Issue failures on the part of its major business counterparts, including suppliers, distributors, and customers, as well as potential failures in public and private infrastructure services, including electricity, water, gas, communications, and financial services.

The Company anticipated that the two most critical dates in the Year 2000 Issue were January 1, 2000 and February 29, 2000. The Company did not experience any Year 2000 related incidents on January 1, 2000 or February 29, 2000 and continues to operate without any apparent negative impact from the Year 2000 Issue. Furthermore, the Company has not received any reports from its customers, suppliers, or other business counterparts related to Year 2000 incidents.

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


Item 7.   Financial Statements

The following financial statements are filed as part of this report beginning on page F-1:

1.   Independent Auditor's Report

2.   Consolidated Balance Sheets as of December 31, 1999, and December 31,
     1998

3. Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997

4. Consolidated Statement of Stockholders' Equity for the period of January 1, 1997 through December 31, 1999

5. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

6.   Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were neither changes in accountants nor disagreements of the type required to be reported under this Item between the Company and its independent accountants, Hein + Associates LLP, during the fiscal years ended December 31, 1999, or December 31, 1998.

                                   PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons

The names ages, offices held, principle occupations during the last five years, directorships, certain other affiliations, and other information for the Registrant's Directors and Executive Officers are set forth below:


Name                     Age       Position
----                     ---       --------

Dr. Robert A. Scott      61        Chairman of the Board and Secretary
Clifford C. Thygesen     64        President and Director
Clifford L. Neuman       51        Director
Dr. Wayne R. Kirschling  57        Director
Stephen G. Calandrella   38        Director
Richard J. Ciurczak      44        Director
John J. Crawford         54        Director


Dr. Robert A. Scott, director since 1991, Chairman of the Board since April, 1995 and Secretary since August, 1997, has been President, Chief Executive Officer and Professor of Sociology and Anthropology at Ramapo College of New Jersey since 1985. Ramapo College is a coeducational state-supported residential institution of undergraduate and graduate liberal arts, sciences and professional studies. From 1979 to 1985, he served as Assistant Commissioner and Director of Academic Affairs for the Indiana Commission for Higher Education, where he was responsible for the coordination of state-wide higher education strategic planning for both public and private institutions. From 1969 to 1979, he was Associate Dean and Senior Administrator of the College of Arts and Sciences of Cornell University. Dr. Scott is a member of the Board of Directors of USACENTER.COM, INC and a member of the Executive Committee of Hillcrest Health Service Systems, Inc., a holding company for the Hackensack University Medical Center teaching hospital and four other subsidiaries. Dr. Scott is Past Chairman of the Commission on International Education of the American Council on Education, a founding member of the Advisory Board of the New Jersey Center for International Business Education and Research at Rutgers University, Past Chairman of the College and University Educational Satellite Services sponsored by the American Association of State Colleges and Universities and Public Broadcasting System, Chairman of the Board of Directors of the New Jersey Association of Colleges and Universities, and a member of numerous additional professional associations. Dr. Scott received his B.A. from Bucknell University and his Ph.D. in Sociology and Organizational Ethnography from Cornell University.

Clifford C. Thygesen, President of the Company since January 22, 1996 and a Director since 1986, also served as its Executive Vice-President from 1986 until January 1992. Mr. Thygesen is also currently a director of Rockies Fund, Inc. a Colorado Springs, Colorado based Business Development Company registered under the Investment Company Act of 1940, a director of Global Casinos, Inc., a publically-traded company engaged in the ownership and operation of domestic and international casinos and limited stakes gaming properties, and a director of Wall Street Racing Stables, a publically-traded company involved in the racing of thoroughbred horses. From 1971 to 1973, Mr. Thygesen was Vice-President of Operations for the Ithaca Gun Company of Ithaca, New York, a manufacturer of high quality firearms. From 1973 to 1976, Mr. Thygesen served as President of Alpine Designs Corporation, a company which produces backpacking equipment, skiwear and hunting apparel. During the period of his employment with Ithaca Gun Company and Alpine Designs, these two companies were subsidiaries of General Recreation, Inc. In 1975 and 1976, Mr. Thygesen was corporate Director of Manufacturing for General Recreation, Inc., and, in this capacity, assumed responsibility for decentralizing manufacturing operations in addition to his duties at Alpine Designs. From 1977 to 1981, he served as Vice-President of Manufacturing for Pure Cycle Corporation, a company that designed water recycling systems for residential use. From 1981 until February, 1988, Mr. Thygesen was President, Chief Operating Officer and a Director of Tri Coast Environmental Corporation, formerly Colorado Venture Capital Corporation. He received his B.S. degree in Industrial Administration from the University of Illinois in 1961.

Stephen G. Calandrella was elected as a director in November, 1996. Mr. Calandrella has been President and a Director of The Rockies Fund, Inc., a Colorado-based business development company registered under the Investment Company Act of 1940 since February, 1991, and Chief Executive Officer of the Rockies Fund, Inc. since January 30, 1994. Mr. Calandrella has previously served as a Director of Kelly Motors, Ltd., Good Times Restaurants, Inc., Southshore Corp., and Cogenco International, Inc. Mr. Calandrella also served as a Director for Combined Penny Stock Fund, Inc. and Redwood MicroCap Fund, Inc., both of which are closed-end investment companies registered under the Investment Company Act of 1940. Mr. Calandrella currently serves as Interim President and a member of the Board of Directors of Global Casinos, Inc., a publicly-held company engaged in the ownership and operation of domestic and international casinos and limited stakes gaming properties. Mr. Calandrella also serves as a Director of Optimax Industries, Inc., a NASDAQ listed holding company; Guardian Technologies, a NASDAQ listed maker of bullet proof vests;
and Gold Capital Corporation, a publicly traded mining company.   Mr.
Calandrella has also engaged in financing and consulting activities for development stage companies, which consist of advising public and private companies on capital formation methods, enhancing shareholder valuations, mergers, acquisitions and corporate restructuring, as well as arranging for bridge loans and equity purchases.

Clifford L. Neuman has served as a Director of the Company since November, 1990 and served as Secretary from 1992 through 1994. Mr. Neuman is a licensed, practicing attorney and a managing member of the law firm of Neuman & Drennen, LLC, located in Boulder, Colorado. Mr. Neuman has served as legal counsel to the Company and its subsidiaries since 1986. Mr. Neuman received his Bachelor of Arts degree from Trinity College in 1970 and his Juris Doctorate degree from the University of Pennsylvania School of Law in 1973.

Dr. Wayne R. Kirschling has served as a director of the Company since February, 1995. Dr. Kirschling currently serves as a Corporate Vice President of Ontario Corporation, a closely held Indiana corporation with corporate headquarters in Muncie, Indiana. Ontario engages in the manufacture and refurbishment of components used in jet engines; the manufacture and refurbishment of components used in semiconductor process equipment; provides metallurgical, chemical and environmental laboratory testing; develops software and systems for enterprises involved in collections and accounts receivable management; and is involved in the development of an industrial park. From 1978-1986, Dr. Kirschling served as Deputy Commissioner of Higher Education for the Indiana Commission for Higher Education located in Indianapolis, Indiana, where he was responsible for working with the Governor, the State Legislature and Indiana's public and private colleges on operating and capital budget requests, student aid funding, and approval of new institutions and new academic programs. From 1971-1978, he was Associate Director of the National Center for Higher Education Management Systems located in Boulder, Colorado, where he was responsible for working with public and private colleges throughout the U.S. to develop and implement new management techniques and for operating a visiting scholars program for scholars drawn from American and foreign universities, industry and government. From 1964-1969, Dr. Kirschling served as an officer in the U.S. Air Force, including assignments with the Office of the Secretary of the Air Force in Washington, D.C. and at the U.S. Air Force Academy located in Colorado Springs, Colorado. He has taught at a number of colleges and universities including the University of Colorado, Butler University, the University of Indianapolis and the U.S. Air Force Academy. He received his B.S. degree from the U.S. Air Force Academy, an M.S. in Industrial Engineering from Stanford University and an M.B.A. and D.B.A. in Management Science from the University of Colorado.

Richard J. Ciurczak has served as a director of the Company since January, 1998, and as President and Chief Operating Officer of Nasco International, Inc., Fort Atkinson, Wisconsin, since October, 1996. Through its four mail order operations and twenty catalogs circulated throughout the United States and 100 foreign countries, Nasco serves the education and agriculture industries. Prior to October, 1996, Mr. Ciuczak served in various capacities within Nasco dating back to 1974, including Executive Vice President and Chief Financial Officer. Mr. Ciurczak received his Bachelor of Science degree in Business Administration in 1976 from Seton Hall University, New Jersey, and attended the MBA program at Seton Hall University 1977 through 1983.

John J. Crawford has been President and Chief Executive Officer of The Aristotle Corporation ("Aristotle") since April 2, 1990, and Chairman of its Board since April 1993. Aristotle is a holding company engaged in the design, manufacture and marketing of women's intimate apparel. Since July 1994, Mr. Crawford has served Aristotle in a part-time capacity. Mr. Crawford is also the Chief Executive Officer of the Regional Water Authority, a utility located in New Haven, Connecticut. Mr. Crawford is also a member of the Board of Directors of Webster Financial Corporation.

During 1996, Mr. Thygesen, the Company's President and a director of the Company, and Mr. Calandrella, also a Director of the Company, informed the Company that they had been notified by the Securities and Exchange Commission ("Commission") that the Commission Staff intended to request that the Commission commence an administrative proceeding against the Rockies Fund, Inc. (the "Fund"), Mr. Calandrella, its President, and against its directors (including Messrs. Thygesen and Calandrella) based upon certain transactions in securities that had formerly been included in the Fund's securities portfolio. In June 1998, the Commission issued an order instituting public administrative proceedings. In November 1998, an administrative trial was held at which the Fund, its President and its directors contested the Staff's allegations, which they believe to be substantially without merit. As its exclusive relief against the Fund, the Commissions Staff has requested the entry of an order directing the Fund to cease and desist from committing the securities law violations alleged by the Staff in the enforcement proceeding. In addition, the Staff has requested entry of such an order against the Fund's President and its directors along with certain other relief. No decision has been rendered and there is no timetable by which a decision must be made. Under the circumstances, the Company cannot predict with any certainty the outcome of the action or its effect, if any, on the Company.

The Company has adopted a Formula Compensation Plan for outside Directors.
For their services, all outside Directors are paid an annual fee of $10,000 each, with the Chairman receiving an additional $12,000. In addition to cash compensation, each outside Director is entitled to receive non-qualified stock options exercisable to purchase 5,000 shares of Common Stock, at an exercise price equal to the market value on the date of grant, for each year of service as a director of the Company. However, for the past two years no options have been granted to outside directors due to the unavailability of additional shares under the Company's Stock Incentive Plan.

Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission and the NASDAQ stock market. Specific due dates for these reports have been established and the Company is required to report in this Proxy Statement any failure to file by these dates.

Based solely on a review of the copies of such reports required by Section 16(a), the Company believes that its officers, Directors, and stockholders owning greater than 10% of the Common Stock of the Company complied with all applicable Section 16(a) filing requirements during 1998.


Item 10.  Executive Compensation

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO"), and the Company's four (4) most highly compensated executive officers other than the CEO, for all services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three (3) completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

                                                  TABLE 1
                                        SUMMARY COMPENSATION TABLE
                                                                       Long Term Compensation
                                                                 ----------------------------------
                                    Annual Compensation(1)              Awards           Payouts
                                  --------------------------     ---------------------   -------
                                                      Other                                         All
                                                     Annual      Restricted                        Other
Name and                                             Compen-        Stock                 LTIP    Compen-
Principal                Year     Salary    Bonus    sation       Award(s)    Options/   Payouts  sation
Position                 Year       ($)      ($)     ($)(2)          ($)        SARs       ($)      ($)
---------------         -------  --------   -----   ---------    ----------   --------   -------  ------

Clifford C. Thygesen,     1999   $111,705     $0      $6,600        $0          500        $0       $0
  Chief Executive Officer 1998     98,077      0       4,880         0       10,000         0        0
  and President of the    1997     90,433   5,500      4,590         0       10,000         0        0
  Company and its
  subsidiaries

------------------------------

All executive officers of the Company participate in the Company's group health insurance plan. Mr. Thygesen was given the use of a Company leased vehicle. Except as indicated, no executive officer received perquisites and other personal benefits which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.

Management Bonus Plans
----------------------

For the fiscal year ended December 31, 1999, no management bonuses were earned or paid.

For the fiscal year ended December 31, 1998, no management bonuses were earned or paid.

For the fiscal year ended December 31, 1997, the Management Bonus Plan ("1997 Management Bonus Plan") consisted of a contribution by the Company equal to twenty-five percent (25%) of the Company's net profits in excess of $500,000 earned by the Company during fiscal 1997, not to exceed $62,500. Bonuses totaling $34,354 were earned and paid under the 1997 Management Bonus Plan.

The following table sets forth certain information concerning the exercise of incentive stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options on an aggregated basis:

                                    TABLE 2
                          Option/SAR Grants for Last
                         Fiscal Year-Individual Grants

               Number of      % of Total
               Securities     Options/SARs
               Underlying      Granted to    Exercise
               Options/SARs   Employees in     Price        Expiration
   Name        Granted (#)     Fiscal Year     ($/sh)           Date
------------   ------------   ------------   ----------     ----------
Clifford C.
 Thygesen      500            1.00%          $9.125         July 22, 2004


                                    TABLE 3
              Aggregated Option/SAR Exercises in Last Fiscal Year
                         and FY-End Option/SAR Values


                                                            Value of
                                                             Unexercised
                                          Number of         In-the-Money
                Shares                   Unexercised        Options/SARs
               Acquired                  Options/SARs        at FY-End
                  on      Value         at FY-End (#)          ($) (2)
               Exercise Realized        Unexercisable/      Unexercisable/
Name           (#)         (1)     ($)   Exercisable         Exercisable
----           --------  -------   ---- -------------       --------------

Clifford C.
 Thygesen      0         0         0    0/37,400            $0/$217,000

---------------

(1) Value Realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of the Common Stock on the date the options are exercised.

(2) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.

Item 11.  Security Ownership of Management and Principal Stockholders

The following table sets forth, as of the date of this Report and as adjusted for the sale of Option Stock, the stock ownership of each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's common stock, all Directors individually and all Directors and Officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.

                                        Amount and Nature
           Name and Address               of Beneficial          Percent of
Title     of Beneficial Owner               Ownership            Class (1)
-----     -------------------           -----------------        ----------

Common    Dr. Robert A. Scott
Stock     32 Murray Avenue
          Mahwah, N.J. 07430            32,080 (2)               2.89%

  "       Clifford C. Thygesen
          4893 Idylwild Trail
          Boulder, Colorado 80301       85,405 (3)               7.50%

  "       Clifford L. Neuman
          1507 Pine Street
          Boulder, Colorado 80302       36,080 (4)               3.44%

  "       Stephen G. Calandrella
          7210 Antelope Lane
          Colorado Springs, CO 80920    10,000 (5)               0.92%

  "       Wayne R. Kirschling
          123 East Adams
          Muncie, Indiana 47305         13,000 (6)               1.19%

  "       Richard J. Ciurczak
          901 Janesville Ave.
          Ft. Atkinson, WI 53538        -0-                         0%

  "       John J. Crawford
          90 Sargent Drive
          New Haven, CT 06511           -0-                         0%

  "       The Rockies Fund, Inc.
          5373 North Union Blvd.
          Suite 100
          Colorado Springs, CO 80918    16,5000 (7)              1.52%

  "       G.C. Associates Holdings Corp.
          96 Cummings Point Road
          Stamford, Connecticut 06902   690,230 (8)              50.68%

  "       All Directors and Officers
          As a Group (7 Persons)        178,485                  14.77%

------------------

(1) Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of the date of this Report or within 60 days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent owned by the group.

(2) Includes non-qualified options exercisable to purchase 6,000 shares of Common Stock at an exercise price of $4.50 per share granted March 29, 1996, non-qualified options exercisable to purchase 5,000 shares of Common Stock at an exercise price of $3.875 per share granted May 28, 1997 pursuant to the Formula Plan for Directors, non-qualified options exercisable to purchase 10,000 shares of Common Stock at an exercise price of $8.00 per share granted August 18, 1998, non-qualified options exercisable to purchase 500 shares of Common Stock at an exercise price of $9.125 per share granted July 22, 1999, and Common Stock Purchase Warrants exercisable through December 1, 2000, to acquire up to 5,290 shares of Common Stock at an exercise price of $10.00 per share.

(3) Includes non-qualified options exercisable to purchase 1,000 shares of Common Stock at an exercise price of $4.50 per share granted June 5, 1995 pursuant to the Formula Plan for Directors, incentive stock options exercisable to purchase 5,900 shares of Common Stock at an exercise price of $4.50 per share granted February 29, 1996, incentive stock options exercisable to purchase 10,000 shares of Common Stock at an exercise price of $4.50 per share granted March 29, 1996, non-qualified options exercisable to purchase 10,000 shares of Common Stock at an exercise price of $3.875 per share granted May 28, 1997 pursuant to the Formula Plan for Directors, non-qualified options exercisable to purchase 10,000 shares of Common Stock at an exercise price of $8.00 per share granted August 18, 1998, non-qualified options exercisable to purchase 500 shares of Common Stock at an exercise price of $9.125 per share granted July 22, 1999, and Common Stock Purchase Warrants exercisable through December 1, 2000, to acquire up to 19,900 shares of Common Stock at an exercise price of $10.00 per share. Does not include 16,500 shares of Common Stock which are owned by The Rockies Fund, Inc., a Colorado-based business development company of which Mr. Thygesen is a director. Beneficial ownership of shares held by The Rockies Fund, Inc. is exercised by its Board of Directors whose members include Stephen Calandrella, Charles Powell and Clifford C. Thygesen. Mr. Thygesen disclaims beneficial ownership of all shares of common stock and warrants owned by The Rockies Fund, Inc. for purposes of Section 16 of the Securities Exchange Act of 1934, as amended.

(4) Includes non-qualified options exercisable to purchase 1,000 shares of Common Stock at an exercise price of $4.50 per share granted June 5, 1995 pursuant to the Formula Plan for directors, non-qualified options exercisable to purchase 4,000 shares of Common Stock at an exercise price of $4.50 per share granted March 29, 1996, non-qualified options exercisable to purchase 5,000 shares of Common Stock at an exercise price of $3.875 per share granted May 28, 1997 pursuant to the Formula Plan for directors, and Common Stock Purchase Warrants exercisable through December 1, 2000, to acquire up to 12,040 shares of Common Stock at an exercise price of $10.00 per share.

(5) Includes non-qualified options exercisable to purchase 5,000 shares of Common Stock at an exercise price of $4.50 per share granted November 1, 1996 pursuant to the Formula Plan for directors, and non-qualified options exercisable to purchase 5,000 shares of Common Stock at an exercise price of $3.875 per share granted May 28, 1997 pursuant to the Formula Plan for directors. Does not include 16,500 shares of Common Stock which are owned by The Rockies Fund, Inc., a Colorado-based business development company of which Mr. Calandrella is a director. Beneficial ownership of shares held by The Rockies Fund, Inc. is exercised by its Board of Directors whose members include Stephen Calandrella, Charles Powell and Clifford C. Thygesen. Mr. Calandrella disclaims beneficial ownership of all shares of common stock and warrants owned by The Rockies Fund, Inc. for purposes of Section 16 of the Securities Exchange Act of 1934, as amended.

(6) Represents non-qualified options exercisable to purchase 4,000 shares of Common Stock at an exercise price of $4.50 per share granted March 29,1996, and non-qualified options exercisable to purchase 5,000 shares of Common Stock at an exercise price of $3.875 per share granted May 28, 1997 pursuant to the Formula Plan for directors.

(7) Represents 16,500 shares of Common Stock. The Rockies Fund, Inc., is a Colorado-based business development company. Beneficial ownership of shares held by The Rockies Fund, Inc. is exercised by its Board of Directors whose members include Stephen Calandrella, Charles Powell and Clifford C. Thygesen.

(8) Includes Common Stock Purchase Warrants exercisable through December 1, 2000, to acquire up to 279,840 shares of Common Stock at an exercise price of $10.00 per share. G.C. is a Delaware corporation engaged in
     holding investments.    Geneve Holdings, Inc., a Delaware corporation
     ("GHI"), is a private, diversified holding company, and is the indirect controlling shareholder of G.C. By virtue of his direct or indirect holdings of capital stock of GHI, Mr. Edward Netter may be deemed to be the controlling person of GHI and therefore the controlling person of G.C. Mr. Netter disclaims beneficial ownership of all shares of common stock and common stock purchase warrants owned by G.C. for purposes of
     Section 16 of the Securities Exchange Act of 1934, as amended, or for any other purpose. The foregoing information has been furnished to the Company by G.C., in a report of beneficial ownership on Schedule 13D, the accuracy of which has not been independently verified by the Company.


Item 12.  Transactions with Management and Others

Clifford L. Neuman has served as a member of the Company's Board of Directors since November 1990. Mr. Neuman also served as Secretary of the Company from February, 1992 through November, 1994.

Mr. Neuman is a Managing Member of the law firm of Neuman & Drennen, LLC (f/k/a Neuman & Cobb), which has served as legal counsel to the Company since its inception in 1986.

During 1999 and 1998, the Company paid Neuman, Drennen & Stone approximately $38,095.00 and $51,570.00, respectively, for legal services rendered during the respective fiscal years. Finally, during fiscal 1999 and fiscal 1998, Mr. Neuman received $10,000 in consideration for his services as a director of the Company.

Item 13.   Exhibits and Reports on Form 8-K

Exhibits  Exhibit No.    Title
--------  -----------    -----

1.        3.1            Articles of Incorporation
1.        3.2            Articles of Amendment to Articles of Incorporation
1.        3.2(b)         Articles of Amendment to Articles of Incorporation
                         dated April 21, 1987
2.        3.2(c)         Articles of Amendment to Articles of Incorporation
                         dated February 19, 1990
1.        3.3            By-Laws
2.        4.1            American Educational Products, Inc. 1987 Incentive
                         Stock Option Plan, together with Option Agreement
2.        4.2            American Educational Products, Inc. 1990 Incentive
                         Stock Option Plan, together with Option Agreement
2.        4.3            American Educational Products, Inc. 1990 Employee
                         Stock Purchase Plan, together with Subscription
                         Agreement
3.        4.4            American Educational Products, Inc. 1997 Stock
                         Incentive Plan, together with Option Agreement
9.        4.5            Form of Warrant Agreement (including form of warrant)
4.        10.1           Asset Purchase Agreement dated March 1, 1994, with
                         Churchill Films, Inc.
5.        10.2           Asset Purchase Agreement dated December 20, 1995,
                         with Steck-Vaughn Publishing Corporation relating to
                         the sale of Summit Learning, Inc. assets
6.        10.3           Asset Purchase Agreement dated June 17, 1997, with
                         New SVE, Inc. relating to the sale of AEP Media
                         Corporation assets
7.        10.4           Stock Purchase Agreement dated April 13, 1998, with
                         National Teaching Aids, Inc., et al relating to the
                         purchase of National Teaching Aids, Inc.
8.        10.5           Asset Purchase and Sale Agreement dated August 4,
                         1998, with SV Distribution Company relating to the
                         purchase of operating assets known as Summit Learning
10.       10.6           Asset Purchase and Sale Agreement dated September 1,
                         1999 with To-Sew, Inc. relating to the purchase of operating assets known as To-Sew


1. Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to Registration Statement on Form S-18 filed with the Securities and Exchange Commission and which was declared effective on July 1, 1987.
2. Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission which was declared effective on August 4, 1992.
3. Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 17, 1998.
4. Incorporated by reference from the Registrant's Current Report on Form 8-K dated March 11, 1994 and filed with the Commission on March 24, 1994.
5. Incorporated by reference from the Registrant's Current Report on Form 8-K dated December 20, 1995 and filed with the Commission on January 4, 1997.
6. Incorporated by reference from the Registrant's Current Report on Form 8-K dated June 17, 1997, and filed with the Commission on July 3, 1997.
7. Incorporated by reference from the Registrant's Current Report on Form 8-K dated April 17, 1998, and filed with the Commission on May 1, 1998.
8. Incorporated by reference from the Registrant's Current Report on Form 8-K dated August 4, 1998, and filed with the Commission on August 17, 1998.
9. Incorporated by reference from the Registrant's Statement on Form S-3/A-2, Securities and Exchange Commission File No. 333-67401, as filed with the Commission on January 21, 1999.
10. Incorporated by reference from the Registrant's Current Report on Form 8-K dated September 1, 1999 and filed with the Commission on September 14, 1999.


Reports on Form 8-K
-------------------

The Registrant filed no Current Reports on Form 8-K during the fourth quarter ended December 31, 1999.

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
             ----------------------------------------------------
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------






                                                                 PAGE

INDEPENDENT AUDITOR'S REPORT                                     F-2

CONSOLIDATED BALANCE SHEETS - December 31, 1999, and 1998        F-3

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years Ended
December 31, 1999, 1998, and 1997                                F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY -
From January 1, 1997 through December 31, 1999                   F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years Ended
December 31, 1999, 1998, and 1997                                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-7

                         INDEPENDENT AUDITOR'S REPORT



Board of Directors
American Educational Products, Inc.
Boulder, Colorado


We have audited the accompanying consolidated balance sheets of American Educational Products, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Educational Products, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


HEIN + ASSOCIATES LLP



Denver, Colorado
February 22, 2000

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       as of December 31, 1999, and 1998

                                                    1999         1998
                                                ------------ ------------

  ASSETS
CURRENT ASSETS
  Cash                                        $      94,000 $    124,000
  Trade receivables, net of allowance of
     $95,000 and $63,000                          1,952,000    1,876,000
  Royalty receivable                                 66,000       116,000
  Inventories                                     4,108,000    3,733,000
  Prepaid advertising costs                       1,171,000    1,114,000
  Other                                             287,000      167,000
                                                ------------ ------------
     TOTAL CURRENT ASSETS                         7,678,000    7,130,000

PROPERTY AND EQUIPMENT, net                       2,459,000    2,596,000

INTANGIBLE ASSETS, net                            1,732,000    1,160,000

DEFERRED TAXES, net                                 575,000                -

VIDEO LIBRARY, net                                   94,000       217,000

OTHER ASSETS                                         93,000       99,000
                                                ------------ ------------
  TOTAL ASSETS                                  $12,631,000  $11,202,000
                                                ============ ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Note payable                                 $  2,227,000 $  1,614,000
  Current maturities of long-term debt              430,000      895,000
  Accounts payable                                1,349,000    1,135,000
  Accrued expenses                                  304,000      261,000
  Income taxes payable                               38,000       59,000
                                                ------------  -----------
     TOTAL CURRENT LIABILITIES                    4,348,000    3,964,000

LONG - TERM DEBT, less current maturities           894,000    1,087,000

COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY
  Preferred stock; $0.01 par value; 50,000,000
     shares authorized; none issued or outstanding        -            -
  Common stock; $0.05 par value; 100,000,000
     shares authorized; 1,076,070 and 1,045,524 shares
     issued and outstanding                          54,000       52,000
  Additional paid in capital                      7,215,000    7,081,000
  Retained earnings (accumulated deficit)           120,000     (982,000)
                                                 ------------------------
     TOTAL STOCKHOLDERS' EQUITY                   7,389,000    6,151,000
                                                 ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY    $ 12,631,000  $11,202,000
                                               ============  ============

         See accompanying notes to consolidated financial statements.

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             for the Years ended December 31, 1999, 1998, and 1997

                                      1999          1998         1997
                                   ------------  -----------  -----------
INCOME:
 Net sales                        $ 14,964,000 $ 11,675,000  $ 8,392,000
 Cost of goods sold                  8,992,000    6,843,000    5,232,000
                                   ------------  ----------- ------------
    Gross profit                     5,972,000    4,832,000    3,160,000
OPERATING EXPENSES:
 Advertising and catalog costs       1,547,000      674,000       95,000
 Other marketing                     1,338,000    1,135,000      851,000
                                   ------------  ----------- ------------
    Total marketing                  2,885,000    1,809,000      946,000
 General and administrative          2,210,000    1,784,000    1,377,000
                                   ------------  ----------- ------------
    Total operating expenses         5,095,000    3,593,000    2,323,000
                                   ------------  ----------- ------------
OPERATING INCOME                       877,000    1,239,000      837,000

INTEREST EXPENSE, net                 (350,000)    (358,000)    (323,000)

INCOME BEFORE INCOME TAXES             527,000      881,000      514,000
    Income tax benefit (expense)       575,000      (31,000)           -
                                   ------------  ----------- ------------
NET INCOME                         $ 1,102,000  $   850,000 $    514,000
                                    ===========  =========== ============
Basic earnings per Share           $      1.03  $      0.85 $       0.56
                                    ===========  =========== ============
Diluted earnings per Share         $      0.95  $      0.79 $       0.53
                                    ===========  =========== ============

         See accompanying notes to consolidated financial statements.


                           AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 January 1, 1997 through December 31, 1999

                                    COMMON STOCK     Additional  Retained
                                  Number                Paid     Earnings
                                    of       Common      in    (Accumulated
                                  Shares     Stock     Capital    Deficit)    Total
                                  -------- --------- ----------  ---------- ----------

Balance as of January 1, 1997     915,449   $46,000 $ 6,468,000$(2,346,000)$4,168,000

Sale of common stock under the
 employee stock purchase plan       1,423         -      6,000           -      6,000
Exercise of options                 3,000         -     12,000           -     12,000
Issuance of common stock
 for services                       3,000         -     18,000           -     18,000
Net income                              -         -          -     514,000    514,000
                                  -------- --------- ----------  ---------- ----------
Balance as of December 31, 1997   922,872    46,000  6,504,000  (1,832,000) 4,718,000

Sale of common stock under the
 employee stock purchase plan       1,367         -      7,000           -      7,000
Exercise of options                43,285     2,000    229,000           -    231,000
Exercise of warrants               78,000     4,000    341,000           -    345,000
Net income                              -         -          -     850,000    850,000
                                  -------- --------- ----------  ---------- ----------
Balance as of December 31, 1998 1,045,524    52,000  7,081,000    (982,000)   6,151,000

Sale of common stock under the
 employee stock purchase plan       1,731         -     13,000           -        13,000
Exercise of options                28,815     2,000    121,000           -    123,000
Net income                              -         -          -   1,102,000  1,102,000
                                  -------- --------- ----------  ---------- ----------
Balance as of December 31, 1999 1,076,070  $ 54,000 $7,215,000   $ 120,000 $7,389,000
                                 ========= ========= ==========  =====================


              See accompanying notes to consolidated financial statements.

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1999, 1998, and 1997

                                           1999        1998       1997
                                       -----------  ---------- ----------

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                          $ 1,102,000  $  850,000 $  514,000
  Expenses not requiring cash outlays:
     Depreciation                         620,000     603,000    665,000
     Amortization                         316,000     275,000    344,000
     Bad debt expense                      93,000      67,000     13,000
     Imputed interest expense              54,000      37,000
  Income not providing cash inflow:
     Deferred tax provision              (575,000)          -          -
  Changes in working capital items:
     Accounts receivable                 (208,000)     81,000   (393,000)
     Inventories                          126,000    (164,000)   (65,000)
     Prepaid advertising costs              3,000    (888,000)   (38,000)
     Accounts payable                     148,000     492,000   (219,000)
     Accrued expenses                      22,000    (109,000)   (76,000)
     Other                                (46,000)    (35,000)   (37,000)
                                       -----------  ---------- ----------
  Net cash provided by operating
    activities                          1,655,000   1,209,000    708,000

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net cash paid          (1,417,000)   (550,000)         -
  Installment proceeds from sale of
    assets                                165,000     118,000    127,000
  Purchase of property and equipment      406,000)   (351,000)  (235,000)
                                       -----------  ---------- ----------
     Net cash provided (used) by
      investing activities             (1,658,000)   (783,000)  (108,000)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long
    term debt                           1,170,000     550,000  3,186,000
  Payments on notes payable and long
     term debt                         (1,333,000) (1,618,000) (3,746,000)
  Net proceeds from common stock
     transactions                         136,000     583,000     36,000
                                       -----------  ---------- ----------
     Net cash (used) by financing
      activities                          (27,000)   (485,000)  (524,000)
                                       -----------  ---------- ----------
 NET INCREASE (DECREASE) IN CASH          (30,000)    (59,000)    76,000

 Cash, at beginning of period             124,000     183,000    107,000
                                       -----------  ---------- ----------
 Cash, at end of period                 $  94,000   $ 124,000 $  183,000
                                        ==========  ========== ==========

         See accompanying notes to consolidated financial statements.

             AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business - American Educational Products, Inc. (AMEP or the Company) was organized as a Colorado corporation in 1986.

The Company sells a wide variety of educational products through multiple sales channels. The Company's products include those developed and manufactured by the Company, as well as products manufactured by other companies. The Company's customers include educational institutions, wholesalers, individual educators, and consumers. Approximately 93% of the Company's 1999 sales were in the United States and the remainder was exported to various locations throughout the world.

The Company utilizes several trade names in its marketing efforts. Scott Resources (Scott) specializes in manufacturing math products and earth science (geology) products. Hubbard Scientific (Hubbard) specializes in manufacturing science products for teaching life science (biology and chemistry) and physical science (physics and astronomy). National Teaching Aids (NTA) specializes in manufacturing Microslide Viewers and the related Microslides. Summit Learning (Summit) distributes a wide array of math and science products primarily through the use of direct mail advertising. To-Sew (To-Sew) designs sewing kits that are sold via direct mail advertising to family and consumer science educators.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Estimates that have a significant impact are a) future value of deferred tax assets, b) future sales to be derived from catalog mailings, c) useful life of intangible assets, d) future recoverability of all long-lived assets, e) net realizable value of inventory, f) future collectability of accounts receivable, and g) useful life and salvage value of property and equipment. Actual results could differ from those estimates.

Revenue Recognition - Sales are recorded at time of shipment and an allowance is provided for estimated future returns.

Inventories - Inventories are valued at the lower of cost [using costing systems that approximate a first-in, first-out (FIFO) basis] or market, and consist of the following:


                                            DECEMBER 31,
                                          1999         1998
                                     -------------  ----------

Raw material                         $  2,068,000 $ 1,908,000
Work in process                            29,000      48,000
Finished goods                          2,437,000   2,092,000
Less valuation
  allowance                              (426,000)   (315,000)
                                     ------------- -----------
TOTAL                                 $ 4,108,000 $ 3,733,000
                                     ============= ===========

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives ranging generally from 3 to 32 years. Depreciation expense was $620,000, $603,000, and $665,000, for the years ended December 31, 1999, 1998, and 1997, respectively.

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

Property and equipment consist of the following:

                                            DECEMBER 31,
                                          1999         1998
                                      ------------  ----------

Reproduction masters                  $ 3,517,000 $ 3,437,000
Plant machinery and
  equipment                             1,994,000   1,971,000
Office furniture and
  equipment                               287,000     279,000
Land and buildings                        738,000     737,000
Information systems                     1,095,000     724,000
Vehicles and other                         36,000      36,000

                                      ------------ -----------
                                        7,667,000   7,184,000
Less accumulated depreciation         ( 5,208,000)( 4,588,000)
                                      ------------ -----------
                                       $2,459,000  $2,596,000
                                      ============ ===========

Video Library - The Company capitalizes costs incurred relating to the development of educational video products. These costs are amortized over the estimated future unit sales of the video products on an individual film forecast computation method. Estimated future unit sales of each video represent a significant estimate and are reviewed quarterly by the Company. Amortization expense was $123,000, $142,000, and $138,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

As of December 31, 1999, and 1998, the video library consists of:

                                           1999        1998
                                       -----------  ----------

Production costs - completed
  videos                               $  940,000  $  940,000
Accumulated amortization               (  846,000) (  723,000)
                                       ----------- -----------
TOTAL                                 $    94,000  $  217,000
                                       ===========  ==========

Intangibles - In the various acquisitions made by the Company, the purchase price was allocated to individual assets, including intangible assets, based upon their estimated fair market value. If any portion of the overall purchase price cannot be allocated to specific assets, that portion is allocated to goodwill. Copyright costs are amortized over the shorter period of the estimated remaining lives of the products or the estimated remaining lives of their related copyrights. The lives range from 2 years to 6 years.

Costs allocated to "non-compete" covenants are amortized over the contractual lives of the non-competition agreements, generally ranging from four to six years.

Goodwill is amortized over fifteen years. Evaluation of the goodwill amortization period is highly subjective and is periodically analyzed based upon changing conditions. The Company believes that the actual economic life of its various goodwill amounts will ultimately exceed the fifteen years used for accounting purposes.

As of December 31, 1999, and 1998, intangible assets consist of:

                                                 1999
                                    --------------------------
                                                   ACCUMULATED
                                        COST      AMORTIZATION     NET
                                     ------------- ----------- ----------

Copyrights                              $  650,000  $(607,000)  $  43,000
Covenants                                1,189,000   (753,000)    436,000
Goodwill                                 1,345,000    (92,000)  1,253,000
                                      ------------ ----------- ----------
                                        $3,184,000$(1,452,000) $1,732,000
                                      ============ =========== ==========
                                                   1998
                                    --------------------------
                                                   ACCUMULATED
                                        COST      AMORTIZATION     NET
                                     ------------- ----------- ----------

Copyrights                              $  650,000 $ (544,000)  $ 106,000
Covenants                                  890,000   (688,000)    202,000
Goodwill                                   879,000    (27,000)    852,000
                                      ------------ ----------- ----------
                                        $2,419,000$(1,259,000) $1,160,000
                                      ============ =========== ==========

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

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation ("SFAS 123") requires disclosure of the fair value and other characteristics of stock options granted to employees. Under the provisions of SFAS 123, the Company has elected to continue using the intrinsic value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25").

Income Taxes - The Company accounts for income taxes under the liability method of SFAS 109. Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the carrying value of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating loss carryforwards. Tax effects are computed using the tax rates and laws enacted as of the balance sheet date.

Earnings Per Share - The earnings per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 specifies the method of computation, presentation, and disclosure for earnings per share ("EPS"). It requires the presentation of the two EPS amounts, basic and diluted. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution that would occur if outstanding stock options and other dilutive securities were exercised. Under certain circumstances, the calculation results in an anti-dilutive impact. An anti-dilutive impact means that the calculation increases earnings per share or reduces losses per share. All securities with an anti-dilutive impact are excluded from the diluted EPS calculation. Earnings per share amounts have been adjusted, for all years presented, to reflect the one-for-five stock split effective April, 1997.

Supplemental Disclosures of Cash Flow Information -


                                                   DECEMBER 31,
                                            1999        1998       1997
                                       -----------  ----------  ---------

Cash payments for:
Interest                                  $318,000    $297,000   $306,000
                                       ===========  ==========  =========
Income Taxes                               $20,000     $21,000         $0
                                       ===========  ==========  =========
Non-cash investing and financing
 activities:
Capital leases incurred in exchange for
     equipment purchases                   $72,000    $186,000         $0
                                       ===========  ==========  =========
Acquisition of companies with debt              $0  $2,609,000         $0
                                       ===========  ==========  =========

Impact of Recently Issued Accounting Standards - In June 1998, Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. The Company does not currently engage in any activities that would be covered by SFAS 133.

Reporting Comprehensive Income - Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") became effective during 1998. SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Since its inception, the Company has not entered into any transactions that meet the definition of comprehensive income other than net income or net loss. Accordingly, the balance of accumulated comprehensive income at December 31, 1999 was nil and total comprehensive income for each of the three years ending December 31, 1999 was equal to the net income reported for the year.

2.  ACQUISITIONS:

Effective September 1, 1999, AMEP acquired certain operating assets known as To-Sew. The purchase price was $1,270,000. Certain other costs incurred in connection with the acquisition resulted in total capitalized costs of $1,417,000. Funding for the acquisition was available under the Company's financing arrangement with its primary lender.

To-Sew assembles and distributes sewing kits used as teaching aids in the family and consumer science curriculum. Several times per year, To-Sew mails catalogs, posters, and other solicitation material directly to educators. The To-Sew acquisition was recorded using the purchase method of accounting and the operating results were included in the Company's consolidated results of operations commencing September 1, 1999.

In May 1998, the Company purchased all of the common stock of Learning & Leisure, Inc. and its wholly owned subsidiary, National Teaching Aids, Inc. (collectively, "NTA") for a purchase price of $1,835,000. The sellers provided financing for the transaction under a $950,000 convertible note payable, a $400,000 licensing agreement, and consultation / non-compete agreements requiring aggregate payments of $300,000. In addition, AMEP assumed certain liabilities and incurred other expenses that increased total capitalized acquisition costs to $1,984,000.

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

Effective July 1, 1998, AMEP acquired certain operating assets of Summit Learning. Summit distributes math and science supplemental teaching aids via direct mail catalogs. The purchase price was $1,482,000. The seller provided financing for the acquisition in the form of a promissory note with a principal amount of $1,182,000. In addition, AMEP assumed certain liabilities and incurred other expenses that increased total capitalized acquisition costs to $1,550,000. Some of Summit's catalogs were targeted toward the consumer market. That portion of the business was sold in September 1998. Sales proceeds consisting of $50,000 cash plus a note receivable of $150,000 were used to reduce the capitalized costs of the acquisition.

The Summit acquisition was recorded using the purchase method of accounting and the operating results of Summit were included in the Company's consolidated results of operations commencing July 1, 1998.

The following pro-forma presentation has been prepared as if all of the acquisitions had occurred on January 1, 1997.








PRO-FORMA (unaudited)                        YEAR ENDED DECEMBER 31,
                                          1999         1998        1997
                                      ------------ -----------  ---------

Net sales                              $16,029,000 $16,607,000$19,055,000
Net income (loss)                       $1,067,000    $363,000 $(534,000)
Basic earnings (loss) per
 share                                       $1.00       $0.40    $(0.58)
Diluted earnings (loss) per share            $0.92       $0.34    $(0.58)


The pro-forma amounts presented above include adjustments to historical amounts for interest on acquisition debt incurred, amortization of goodwill, and depreciation of revalued furniture and equipment. The pro-forma information is not necessarily indicative of the results of operation of the combined company had these events occurred on January 1, 1997. Furthermore, AMEP made substantial changes to the operations of each acquired enterprise subsequent to the acquisition date. Specifically, a duplicative facility acquired with NTA was closed and the operations were relocated to Chippewa Falls, Wisconsin. A duplicative facility acquired with To-Sew was closed and the operations were relocated to Fort Collins, Colorado. The number of catalogs and costs thereof mailed by Summit were substantially reduced. None of these changes are reflected in the pro-forma amounts above. Therefore, the amounts presented above are not indicative of future results.

3.  NOTES PAYABLE AND LONG-TERM DEBT:

The Company has a $4,050,000 revolving line of credit pursuant to an asset-based financing agreement that expires April 30, 2002. Borrowing under this line of credit bears interest at a floating rate plus 1% (totaling 9.5% as of December 31, 1999). Interest is payable monthly. The principal balance was $2,227,000 at December 31, 1999. The amounts available to be borrowed under the agreement are derived from a borrowing base formula as defined in the agreement relating to allowable inventory and accounts receivable. As of December 31, 1999, the borrowing base formula would have limited borrowings to $3,218,000. The line of credit is collateralized by substantially all of the Company's assets. As the financing agreement contains a subjective "due-upon-demand" clause, the entire balance is classified as a current liability. Scheduled principal payments are $36,000 per month.

The Company's long-term debt consisted of the following:




                                           1999        1998
                                       -----------  ----------

Note Payable to the sellers of NTA,
 principal due in four annual
 installments of $237,500.  At the
 option of the Company, can be
 converted into common stock at a
 rate of $10 per share.
 Collateralized by intellectual
 property.                               $687,000    $905,000

License agreement, due in four annual
 installments of $100,000.
 Collateralized by intellectual
 property.                                257,000     323,000

Note Payable to the seller of Summit,
 principal due in monthly installments
 of $125,000.  Accrued interest is
 payable monthly at 8.5%.
 Collateralized by Summit's operating
 assets.                                        -     431,000

Capital lease obligations, due in
 monthly installments of $13,000 with
 varying maturities.  Collateralized
 by information system hardware and
 manufacturing equipment.                 321,000     146,000

Other                                      59,000     177,000
                                       -----------  ----------
 Total                                  1,324,000   1,982,000
 Less current maturities               (  430,000) (  895,000)
                                       -----------  ----------
 Long-term debt                          $894,000  $1,087,000
                                       ===========  ==========

At December 31, 1999, the future minimum principal payments on long term debt and capitalized lease obligations were as follows:








    2000                                  $430,000
    2001                                   413,000
    2002                                   394,000
    2003                                    79,000
    2004                                     8,000
                                      ------------
Total                                 $  1,324,000
                                      ============

The note payable to the sellers of NTA bears interest at a stated rate of 7.5%, payable annually. For financial reporting purposes, the note was assigned an additional 2.5% of imputed interest (total interest rate of 10%). The face value of the note was $712,500 at December 31, 1999 and $950,000 at December 31, 1998. The license agreement is non-interest bearing. For financial reporting purposes, the note was assigned 10% of imputed interest. The face value of the license payable was $300,000 at December 31, 1999 and $400,000 at December 31, 1998.

4.  COMMITMENTS:

The Company leases office space, equipment, and warehouse facilities under noncancellable operating leases. Total rental expense for each of the last three years was $322,000 in 1999, $240,000 in 1998, and $133,000 in 1997.
Future minimum rental commitments at December 31, 1999 are as follows:



    2000                                 $ 317,000
    2001                                   168,000
    2002                                   157,000
    2003                                   153,000
    2004                                   158,000
    Thereafter                              37,000
                                       -----------
    Total                                $ 990,000
                                       ===========

The Company has certain royalty agreements with third parties on various products. Total royalty expense for each of the last three years was $156,000 in 1999, $115,000 in 1998, and $109,000 in 1997.

5.  STOCKHOLDERS' EQUITY:

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

During 1997, the Company issued a warrant dividend to existing shareholders. The warrant dividend consisted of one warrant for each share of common stock owned by shareholders of record on June 5, 1997. Each warrant entitles its holder to purchase one additional share of the Company's common stock at an exercise price of $10.00 per share. No voting rights have been attached to the warrant. The Company retains the right to redeem the warrants upon 30 days notice for a redemption price of $0.01 per warrant in the event that public trading of the Company's common stock equals or exceeds 110% of the then current exercise price of the warrant for twenty consecutive trading days. The warrants expire in December 2000.

A registration statement under the securities act of 1933 was filed regarding the warrants and was declared effective by the Securities and Exchange Commission in December 1997. The warrants were issued and began trading on December 5, 1997 on the NASDAQ Small Cap Market System under the symbol AMEPW. NASDAQ informed the Company that, in its opinion, the ex-dividend date for these warrants should be December 5, 1997, the day that trading commenced. As a result of the delayed ex-dividend date, the Company determined that it should issue additional warrants to disenfranchised shareholders who sold shares between June 5, 1997 and December 5, 1997. The additional warrants were issued in 1999 after the amended registration statement was declared effective by the Securities and Exchange Commission. All of these warrants, amounting to 992,000, were issued and outstanding at December 31, 1999. There were 916,000 warrants outstanding at December 31, 1998 and 1997.

Earnings per Share - The following is a reconciliation of basic and diluted earnings per share:


                                    For the year ended December 31, 1999
                                         Income      Shares     Per Share
                                       (Numerator)(Denominator)   Amount
                                     ------------- -----------  ---------

Basic EPS
Income available to common
  shareholders                          $1,102,000   1,071,000      $1.03
Effect of dilutive securities                                   =========
  Stock options                                         65,000
  Warrants                                              25,000
  Convertible debt                               0           0
Diluted EPS                             ----------  ----------
Income available to common stock-
 holders plus assumed conversions       $1,102,000   1,161,000      $0.95
                                        ==========  ==========  =========

* Additional income of $79,000 and additional shares of 79,000 would be anti-dilutive

                                    For the year ended December 31, 1998
                                         Income      Shares     Per Share
                                       (Numerator)(Denominator)   Amount
                                     ------------- -----------  ---------

Basic EPS
Income available to common
 shareholders                             $850,000   1,000,000      $0.85
Effect of dilutive securities                                   =========
  Stock options                                         64,000
  Warrants                                              11,000
  Convertible debt                          47,000      63,000
Diluted EPS                              ---------   ---------
Income available to common stock-
 holders plus assumed conversions         $897,000   1,138,000      $0.79
                                         =========   =========  =========

                                    For the year ended December 31, 1998
                                         Income      Shares     Per Share
                                       (Numerator)(Denominator)   Amount
                                     ------------- -----------  ---------

Basic EPS
Income available to common
 shareholders                             $514,000     918,000      $0.56
Effect of dilutive securities                                    ========
  Stock options                                         29,000
  Warrants                                              15,000
Diluted EPS                              ---------   ---------
Income available to common stock-
 holders plus assumed conversions         $514,000     962,000      $0.53
                                         =========   =========  =========

Options to purchase 183,300 shares of common stock were outstanding at December 31, 1999. All of them had a dilutive effect on the 1999 earnings per share calculation. For purposes of calculating diluted EPS, outstanding options resulted in 65,000 incremental shares determined using the treasury stock method.

The Company also had warrants outstanding at December 31, 1999 to purchase 992,000 shares of common stock at an exercise price of $10.00 per share. For the purposes of calculating diluted EPS, outstanding warrants resulted in 25,000 incremental shares using the treasury stock method.

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

ESPP - Substantially all of the Company's regular full-time employees are eligible to participate in an employee stock purchase plan (ESPP), except those owning more than 5% of the Company's common stock or more than $25,000 in value of the Company's common stock. Stockholders have authorized issuance of up to 60,000 shares under the ESPP. Under the ESPP, employees may purchase shares at 85% of the NASDAQ quoted market value on either the beginning or ending date of the six month enrollment period, whichever is less. The number of shares purchased under the ESPP for each of the three years ending December 31 was 1,731 in 1999, 1,367 in 1998, and 1,423 in 1997. The remaining shares available to be issued under the ESPP totaled 16,000 as of December 31, 1999. Expenses related to the ESPP are not material.

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

Of the 41,800 incentive stock options outstanding at December 31, 1999, 33,000 were fully vested and exercisable and the remaining 8,800 will become exercisable in 2000. The incentive stock options had exercise prices ranging from $3.875 to $7.125.

At December 31, 1999, there were 16,485 shares authorized for future grants of incentive stock options under the existing Plan.

The Company has issued non-qualified stock options under the terms of the 1997 Plan (and its predecessor plan). During 1997, the Company issued 36,500 non-qualified stock options to its directors at 100% of fair value at the date of the grant. During 1998, the Company issued 59,000 non-qualified stock options to its employees and directors at 100% of fair value at the date of the grant. During 1999, the Company issued 46,500 non-qualified stock options to its employees and directors at 100% of fair value at the date of the grant. All 141,500 non-qualified options outstanding at December 31, 1999 were exercisable. The non-qualified stock options had exercise prices ranging from $3.875 to $9.125.

The following is a summary of the number of shares under option:





                                       NUMBER OF SHARES
                                ------------------------------
                                INCENTIVE     NON-               WEIGHTED
                                  STOCK    QUALIFIED              AVERAGE
                                  OPTION     STOCK               EXERCISE
                                   PLAN     OPTIONS    TOTAL       PRICE
                                ----------  --------  --------  ---------

Balance, Jan. 1, 1997              53,200    48,500   101,700       $7.90
 Options granted                   81,800    85,000   166,800       $4.40
 Options exercised              (   1,000)   (2,000)   (3,000)      $4.00
 Options expired                (   1,300)        0 (   1,300)     $11.25
 Options terminated             (  54,000)(  48,500) (102,500)      $7.82
                                ----------  --------  --------  ---------
Balance, Dec. 31, 1997             78,700    83,000   161,700       $4.40
 Options granted                        0    59,000    59,000       $8.00
 Options exercised              (   7,385)(  29,000) ( 36,385)      $4.50
 Options terminated             (   1,865)(  10,000) ( 11,865)      $5.20
                                ----------  --------  --------  ---------
Balance, Dec. 31, 1998             69,450   103,000   172,450       $5.59
 Options granted                        0    46,500    46,500       $9.13
 Options exercised              (  25,850)(   3,000) ( 28,850)      $4.86
 Options terminated             (   1,800)(   5,000) (  6,800)      $8.61
                                ----------  --------  --------  ---------
Balance, Dec. 31, 1999             41,800   141,500   183,300       $6.49
                                ==========  ========  ========  =========

For all options granted during the last three years, the weighted average market price of the Company's common stock on the grant date was equal to the weighted average exercise price. The weighted average remaining contractual life for all options as of December 31, 1999, was approximately 2.9 years. If not previously exercised or terminated, options outstanding at December 31, 1999, will expire as follows:

                                                      WEIGHTED
                                            NUMBER     AVERAGE
                                              OF      EXERCISE
                                   YEAR     SHARES      PRICE
                                ----------  --------  --------

                                2000        6,600    $4.50
                                2001       39,700    $4.21
                                2002       40,500    $3.89
                                2003       55,000    $8.00
                                2004       41,500    $9.125

Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options that are granted to employees and directors. Accordingly, no compensation cost has been recognized for grants of options where the exercise price is not less than the quoted market value of the Company's common stock on the grant date. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have changed to the pro forma amounts indicated in the following table:


                                    YEAR ENDED DECEMBER 31,
                                 -----------------------------
                                   1999      1998      1997
                                 --------- --------- ---------

Net income
 As reported                    $1,102,000  $850,000  $514,000
 Pro forma                        $946,000  $512,000  $306,000
Basic earnings per common share
 As reported                         $1.03     $0.85     $0.56
 Pro forma                           $0.88     $0.51     $0.33
Diluted earnings per common share
 As reported                         $0.95     $0.79     $0.53
 Pro forma                           $0.81     $0.49     $0.32


These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

The fair value of each option granted was estimated as of the date of grant using the Black - Scholes option pricing model with the following weighted average assumptions:

                                    YEAR ENDED DECEMBER 31,
                                 -----------------------------
                                   1999      1998      1997
                                 --------- --------- ---------

Estimated fair value/share
 of options granted                  $4.62     $4.41     $2.23
Expected volatility                    59%       58%       59%
Risk free interest rate               5.8%      5.2%      5.6%
Expected dividends                   $0.00     $0.00     $0.00
Expected term (in years)               4.0       5.0       5.0


6.  INCOME TAXES:

The composition of income tax benefit (expense) for the years ended December 31 was as follows:


                                    1999      1998      1997
                                 ---------  --------  --------

Current                                $0  $(31,000)       $0
Deferred                          575,000         0         0
                                 ---------  --------  --------
Total                            $575,000  $(31,000)       $0
                                 =========  ========  ========

Generally, the difference between the Company's current effective tax rate and the Federal statutory rate of 34% is primarily caused by the addition of state taxes (2% - 3%) offset by the utilization of net operating loss (NOL) carryforwards.

In previous years, the Company incurred net operating losses. Internal Revenue Service regulations allow the Company to carryforward its net operating losses and offset them against future taxable income, if any. As of December 31, 1999, the NOL carryforwards approximate $2,400,000 and expire in the years 2009, 2010, and 2011. Current tax regulations impose a number of limitations and restrictions on the usage of net operating loss carryforwards. Specifically, the Company must earn future taxable income such that the NOL's can be used as a deduction. A change in control of the Company could limit the usage of the NOL. Thus, there is no guarantee that the Company will be able to utilize the carryforwards before they expire. Nevertheless, the Company believes that it is more likely than not that it will utilize the NOL carryforwards before they expire.

The tax benefit reported in 1999 represents recognition of a net deferred tax asset composed primarily of the NOL carryforward. The current tax expense recorded in 1998 represents certain minimum federal and state taxes. There was no current tax expense in 1997 as all taxable income was offset by NOL carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31 were as follows:


                                              1999      1998
                                          ----------  --------

Deferred tax assets (liabilities):
Current
 Accounts receivable                        $31,000   $23,000
 Inventories                                132,000   117,000
 Prepaid advertising costs                 (434,000) (412,000)
 Net operating losses                       271,000   272,000
Long-term
 Property, plant and
    equipment                              (113,000) (472,000)
    Net operating losses                    688,000 1,210,000
Net deferred tax asset                      575,000   738,000
Valuation allowance                               0  (738,000)
                                           ---------  --------
    Total                                   $575,000       $0
                                           ========== ========

During 1999, the Company determined that it was more likely than not that it would be able to offset future taxable income against the net operating loss carryforwards. Accordingly, the valuation allowance was reduced. The Company will periodically review the net realizable value of its deferred tax asset. Should the deferred tax asset become impaired in the future, an appropriate valuation allowance will be provided.

7.  CONSOLIDATED SEGMENT DATA:

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), which established standards for the way companies report information about their operating segments. Prior period amounts have been restated to conform to the requirements of this new statement.

The Company's reportable segments are integrated business units that design, develop, assemble and distribute similar products. The difference between the two segments is the type of customer. The manufacturing segment sells primarily to wholesalers. The distribution segment sells primarily to the end user. Although all segments are managed as part of an integrated enterprise, they are reported herein in a manner consistent with the internal reports prepared for management.

Transactions between reportable segments are recorded at cost. Substantially all general and administrative services are provided by the Company to the segments without charge. Acquisition related expenses, including amortization of acquisition costs, are considered a corporate expense. All of the Company's assets are located in the United States of America.

AMEP is operated as an integrated enterprise and the segment amounts reported herein would not necessarily be indicative of operating results if the segments were operated independently.

                         Manu-        Distri-
Description    Year    facturing      bution      Corporate     Total
-----------    ----   ----------    ----------    ----------  ----------

Net Sales      1999  $10,342,000     $4,622,000            $0 $14,964,000
               1998    9,154,000      2,521,000             0  11,675,000
               1997    8,392,000              0             0   8,392,000

Operating      1999   $2,868,000       $226,000  $(2,217,000)    $877,000
  Income       1998    2,439,000        584,000   (1,784,000)   1,239,000
               1997    2,319,000              0   (1,482,000)     837,000

Interest       1999     $170,000        $39,000     $141,000     $350,000
 Expense       1998      204,000         19,000      135,000      358,000
               1997      267,000              0       56,000      323,000

Assets         1999   $7,661,000     $2,367,000   $2,603,000  $12,631,000
               1998    8,242,000      1,484,000    1,476,000   11,202,000
               1997    6,250,000              0    1,001,000    7,251,000

Depreciation   1999     $578,000        $28,000     $330,000     $936,000
and            1998      628,000              0      250,000      878,000
Amortization   1997      663,000              0      346,000    1,009,000


                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMERICAN EDUCATIONAL PRODUCTS, INC.


Dated: March 23, 2000                By: /s/ Clifford C. Thygesen
       --------------                    -----------------------------
                                         Clifford C. Thygesen, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                Date
---------                         -----                ----

/s/ Robert A. Scott      Chairman of the Board,        March 23, 2000
------------------------ Secretary and Director        --------------
Robert A. Scott


/s/ Clifford C. Thygesen President and Director        March 23, 2000
------------------------ (Chief Operating Officer)     --------------
Clifford C. Thygesen


/s/ Frank L. Jennings      Vice President and          March 23, 2000
------------------------   Assistant Secretary         --------------
Frank L. Jennings          (Chief Accounting Officer)


/s/ Stephen G. Calandrella Director                    March 23, 2000
------------------------                               --------------
Stephen G. Calandrella


/s/ Richard J. Ciurczak    Director                    March 23, 2000
------------------------                               --------------
Richard J. Ciurczak


/s/ Wayne R. Kirschling    Director                    March 23, 2000
------------------------                               --------------
Wayne R. Kirschling


/s/ John J. Crawford       Director                    March 23, 2000
------------------------                               --------------
John J. Crawford


/s/ Clifford L. Neuman     Assistant Secretary and     March 23, 2000
------------------------   Director                    --------------
Clifford L. Neuman