Form 10QSB
period 2000-03-31
AMERICAN EDUCATIONAL PRODUCTS INC
filed 2000-05-11
CIK 790069

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                           FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

                               OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

                 Commission file number: 0-16310


              AMERICAN EDUCATIONAL PRODUCTS, INC.
              -----------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)


            Colorado                        84-1012129
---------------------------------       ----------------
 (State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)      Identification Number)

6550 Gunpark Drive, Suite 200, Boulder, Colorado       80301
------------------------------------------------    -------------
(Address of principal executive officers)            (Zip Code)

                         (303) 527-3230
                   ---------------------------
                   (Issuer's Telephone Number)

-------------------------------------------------------------------
  Former name, former address, and formal fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the Issuer was
required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.  Yes  X    No

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
         PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes       No
            APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 4, 2000, the Company had 1,084,270 shares of its $0.05 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one).
Yes    No  X

                             INDEX

               PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements                              Page

Consolidated Balance Sheets as of March 31,
2000 and December 31, 1999                                   2

Consolidated Statements of Operations for the
three months ended March 31, 2000 and March 31, 1999         3

Consolidated Statements of Cash Flows for the three
months ended March 31, 2000 and March 31, 1999               4

Consolidated Statement of Stockholders' Equity from
January 1, 2000 through March 31, 2000                       5

Notes to Consolidated Financial Statements                   6

Item 2. Management's discussion and analysis of financial condition and results of operations

Results of Operations                                        9

Liquidity and Capital Resources                              11

                   PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                  13

Item 2.   Changes in Securities                              13

Item 3.   Defaults Upon Senior Securities                    13

Item 4.   Submission of Matters to a Vote of Security
          Holders                                            13

Item 5.   Other Information                                  13

Item 6.   Exhibits and Reports on Form 8-K                   13

      AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
          as of March 31, 2000 and December 31, 1999

                                            March 31,  December 31,
                                              2000        1999
          ASSETS                           (Unaudited)
          ------                           ----------- ------------
CURRENT ASSETS
     Cash                                 $    146,000  $    94,000
     Trade receivables, net of allowance
          of $118,000 and $95,000            2,558,000    2,018,000
     Inventories                             4,653,000    4,108,000
     Prepaid advertising costs               1,176,000    1,171,000
     Other                                     452,000      287,000
                                            ----------   ----------
          TOTAL CURRENT ASSETS               8,985,000    7,678,000

PROPERTY AND EQUIPMENT, net                  2,340,000    2,459,000

INTANGIBLE ASSETS, net                       1,674,000    1,732,000

DEFERRED TAXES, net                            596,000      575,000

VIDEO LIBRARY, net                              70,000       94,000

OTHER ASSETS                                   110,000       93,000
                                            ----------   ----------
TOTAL ASSETS                               $13,775,000  $12,631,000
                                            ==========   ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES
     Note payable                          $ 3,458,000  $ 2,227,000
     Current maturities of long-term debt      460,000      430,000
     Accounts payable                        1,248,000    1,349,000
     Accrued expenses and taxes                302,000      342,000
                                            ----------   ----------
          TOTAL CURRENT LIABILITIES          5,468,000    4,348,000

LONG - TERM DEBT, less current maturities      808,000      894,000

COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock; $0.01 par value;
        50,000,000 shares authorized; none
        issued or outstanding                     -            -
     Common stock; $0.05 par value;
        100,000,000 shares authorized;
        1,084,270 and 1,076,070 shares
        issued and outstanding                 54,000        54,000
     Additional paid in capital             7,358,000     7,215,000
     Retained earnings                         87,000       120,000
                                           ----------    ----------
          TOTAL STOCKHOLDERS' EQUITY        7,499,000     7,389,000
                                           ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                $13,775,000   $12,631,000
                                           ==========    ==========
See accompanying notes to consolidated financial statements

        AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
        for the Three Months ended March 31, 2000 and 1999
                            (Unaudited)

                                          March 31,       March 31,
                                            2000            1999
                                          ---------       ---------
INCOME:
     Net sales                           $3,783,000      $3,301,000
     Cost of goods sold                   2,334,000       1,998,000
                                          ---------       ---------
          Gross profit                    1,449,000       1,303,000

OPERATING EXPENSES:
     Advertising and catalog costs          428,000         306,000
     Other marketing                        358,000         313,000
                                          ---------       ---------
          Total marketing                   786,000         619,000
     General and administrative             614,000         521,000
                                          ---------       ---------
          Total operating expenses        1,400,000       1,140,000
                                          ---------       ---------
OPERATING INCOME                             49,000         163,000

INTEREST EXPENSE, net                      (103,000)        (98,000)
                                          ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES           (54,000)         65,000

          Deferred income tax benefit        21,000             -
                                          ---------       ---------
NET INCOME (LOSS)                        $  (33,000)     $   65,000
                                          =========       =========
Basic Earnings (Loss) per Share          $    (0.03)     $     0.06
                                          =========       =========
Diluted Earnings (Loss) per Share        $    (0.03)     $     0.05
                                          =========       =========

See accompanying notes to consolidated financial statements

       AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Three Months ended March 31, 2000 and 1999
                           (Unaudited)

                                              March 31,     March 31,
                                                2000          1999
                                              ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                     $   (33,000)   $   65,000
     Expenses not requiring cash outlays:
          Depreciation                         155,000       161,000
          Amortization                          82,000        79,000
          Provision for bad debts               23,000        21,000
          Provision for inventory obsolescence  21,000        20,000
          Imputed interest expense              11,000        16,000
          Imputed cost of options and warrants  30,000           -
          Provision for deferred taxes         (21,000)          -
     Changes in working capital items:
          Accounts receivable                 (563,000)     (577,000)
          Inventories                         (566,000)     (381,000)
          Prepaid advertising costs             (5,000)      226,000
          Accounts payable                    (101,000)      376,000
          Accrued expenses                     (40,000)       13,000
          Other                                (92,000)      (86,000)
                                             ---------      --------
     Net cash provided (used) by operating
        activities                          (1,099,000)      (67,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment        (36,000)     (210,000)
           Net cash (used) by investing      ---------      --------
           activities                          (36,000)     (210,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable and long
     term debt                               1,340,000       499,000
     Payments on notes payable and long
     term debt                                (176,000)     (372,000)
     Net proceeds from common stock
     transactions                               23,000       121,000
                                             ---------      --------
          Net cash provided by financing
          activities                         1,187,000       248,000
                                             ---------      --------
NET INCREASE (DECREASE) IN CASH                 52,000       (29,000)

Cash, at beginning of period                    94,000       124,000
                                             ---------      --------
 Cash, at end of period                     $  146,000     $  95,000
                                             =========      ========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for:
          Interest                          $   68,000     $  61,000
                                             =========      ========
          Income taxes                      $    -         $    -
                                             =========      ========

See accompanying notes to consolidated financial statements

       AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             January 1, 2000 through March 31, 2000
                           (Unaudited)

                     COMMON STOCK
                  ------------------ Additional
                  Number                Paid
                    of        Common     in       Retained
                  Shares      Stock    Capital    Earnings    Total
                 --------    -------  ---------  ----------   -----
Balance as of
January 1, 2000  1,076,070  $54,000  $7,215,000  $120,000  $7,389,000

Exercise of
options              8,200      -        23,000      -         23,000
Issuance of
warrants               -        -       120,000      -        120,000
Net loss               -        -          -      (33,000)    (33,000)
                 ---------   ------   ---------   -------   ---------
Balance as of
March 31, 2000   1,084,270  $54,000  $7,358,000   $87,000  $7,499,000
                 =========   ======   =========    ======   =========

See accompanying notes to consolidated financial statements

          AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements of American Educational Products, Inc. ("AMEP" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Note 2 - Forward-Looking Statements
In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

Note 3 - Change in Beneficial Ownership
On March 28, 2000, G.C. Associates Holdings Corp. purchased 211,731 shares of common stock of American Educational Products, Inc., increasing their ownership percentage from 36% to 57%. Subsequent to March 31, 2000, G.C. Associates purchased an additional 34,540 shares, further increasing their ownership to approximately 61%. On April 20, 2000, the Company's Board of Directors was restructured from seven members to three members. Two of the three remaining members are representatives of G.C. Associates Holdings Corp. In connection with the restructuring of the Board of Directors, the Company incurred costs approximating $350,000, which will be recognized in the quarter ending June 30, 2000.

Note 4 - Income Taxes
The provision for deferred income taxes for the three months ended March 31, 2000 was computed at the effective rate that the Company expects to use for the entire year. The effective rate is greater than the statutory federal rate of 34% primarily because of the addition of state taxes. For the three months ended March 31, 1999, the Company was able to offset all of its taxable income with its net operating loss carryforward.

Note 5 - Earnings per Share
The following is a reconciliation of basic and diluted earnings per share:
                              Three months ended March 31, 2000
                            --------------------------------------
                              Income         Shares       Per Share
                            (Numerator)   (Denominator)    Amount
Basic EPS                   -----------   -------------  ----------
  Net loss                    ($33,000)      1,082,000     ($0.03)
Effect of dilutive securities                            ==========
  Stock options                                   *
  Warrants                                        *
  Convertible debt                                *
Diluted EPS
                            -----------    ------------
  Net loss plus assumed
  conversions                 ($33,000)      1,082,000    ($0.03)
                            ===========    ============  ==========
                              Three months ended March 31, 1999
                              ---------------------------------
                              Income          Shares      Per Share
                            (Numerator)    (Denominator)   Amount
Basic EPS                   -----------    ------------   ---------
  Net income                   $65,000       1,062,000     $0.06
Effect of dilutive securities                             =========
  Stock options                                 64,000
  Warrants                                      75,000
  Convertible debt                                *
Diluted EPS                 -----------    ------------
  Net income plus assumed
  conversions                  $65,000       1,201,000     $0.05
                            ===========    ============   =========
*For the first quarter of 2000, common shares underlying stock options of 134,000, warrants of 1,067,000, and convertible debt of 71,000 were excluded, as they were anti-dilutive. For the first quarter of 1999, common shares underlying convertible debt of 95,000 were excluded, as they were anti-dilutive.

In conjunction with its year 2000 public relations program, the Company agreed to issue 75,000 warrants. The warrants have an exercise price of $8.00 per share and an expiration date of August 15, 2000. Under the provision of SFAS 123, the Company will impute a monthly expense of $10,000 during the year.

Note 6 - Segment Information
The Company's reportable segments are integrated business units that design, develop, assemble and distribute similar products. The difference between the two segments is the type of customer. The manufacturing segment sells primarily to wholesalers. The distribution segment sells primarily to the end user. Although all segments are managed as part of an integrated enterprise, they are reported herein in a manner consistent with the internal reports prepared for management.

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

Three months ended March 31:

Description         Manufacturing  Distribution   Corporate     Total
-----------         -------------  ------------   ---------     -----
Net sales      2000 $   2,139,000  $  1,644,000   $       0 $ 3,783,000
               1999     2,145,000     1,156,000           0   3,301,000

Operating
income (loss)  2000       475,000       196,000    (622,000)     49,000
               1999       590,000       100,000    (527,000)    163,000

Interest
expense        2000        50,000        18,000      35,000     103,000
               1999        42,000         9,000      47,000      98,000

Assets         2000     1,973,000       244,000     123,000   2,340,000
               1999     2,203,000       153,000     103,000   2,459,000

Depreciation
and
amortization   2000       132,000        14,000     91,000      237,000
               1999       155,000             0     85,000      240,000

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------
The following discussion addresses the financial condition and results of operations for American Educational Products, Inc. and its Subsidiaries ("AMEP" or the "Company"). AMEP currently uses several tradenames in marketing its products, including Hubbard Scientific ("Hubbard"), National Teaching Aids ("NTA"), Scott Resources ("Scott"), Summit Learning ("Summit"), and To-Sew ("To-Sew").

On March 28, 2000, G.C. Associates Holdings Corp. ("GC") purchased 211,731 shares of AMEP common stock, increasing their ownership to approximately 57% of outstanding shares. On April 20, 2000, GC purchased 34,540 additional shares, which increased their ownership percentage to over 60%. In conjunction therewith, the Company's Board of Directors was restructured from seven to three members, two of whom represent GC. The Company agreed to redeem common stock options owned by the departing directors and to pay the departing directors a stipend as part of the restructuring. Costs incurred by the Company of approximately $350,000 will be recorded during the three months ending June 30, 2000.

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

Results of Operations - March 31, 2000 Compared to March 31, 1999
-----------------------------------------------------------------
The acquisition of To-Sew affects the comparisons of operating results for three months ending March 31, 2000, to three months ending March 31, 1999.

The Company reported a net loss of ($33,000) for the first quarter of 2000, compared to a net income of $65,000 for same period of 1999. Basic and diluted loss per share for the first quarter of 2000 was ($0.03) per share. For the first quarter of 1999, basic earnings per share were $0.06 and diluted earnings per share were $0.05.

The Company's revenues in first quarter 2000 were $3,783,000, an increase of $482,000 or 15% from the $3,301,000 of first quarter
1999.  The cost of goods sold for first quarter ended March 31,

2000, was $2,334,000, an increase of 17% over  $1,998,000 in first quarter 1999.  Consolidated gross profits for first quarter
2000 were $1,449,000, an increase of $146,000 or 11% from
$1,303,000 in first quarter 1999.

Operating expenses increased 23% from $1,140,000 in 1999 to $1,400,000 in 2000. Operating expenses were 37% of sales in 2000 and 35% of sales in 1999.

Manufacturing Segment - For the manufacturing segment, revenues were $2,139,000 in 2000 and $2,145,000 in 1999. There were no unusual revenue items in either year. Manufacturing gross margins declined to $792,000 in 2000 from $869,000 in 1999. Inflationary pressure in labor costs, transportation (particularly fuel), and production supplies reduced current year margins. Operating expenses increased to $317,000 from $279,000 in 1999 primarily because of an increased catalog mailing program. As a result, operating income for the manufacturing segment declined from $590,000 in 1999 to $475,000 in 2000.

Distribution Segment - Revenues for the distribution segment increased from $1,156,000 in 1999 to $1,644,000 in 2000 primarily because of the To-Sew acquisition. The increased gross margins of $223,000 (from $434,000 in 1999 to $657,000 in 2000) are the result of the To-Sew acquisition. Similarly, operating expenses increased from $334,000 to $461,000 because of the To-Sew acquisition. As a percentage of sales, operating expenses were 28% in 2000 and 29% in 1999. Operating income for the distribution segment was $196,000 in 2000 and $100,000 in 1999.

Consolidated interest expense increased 5% from $98,000 in 1999 to $103,000 in 2000 primarily as a result of increased borrowings used to fund the To-Sew acquisition.

The Company recorded a deferred income tax benefit of $21,000 during the three months ended March 31, 2000. The 37% effective tax rate is consistent with the rate expected to be in effect for the entire year and includes Federal taxes at the statutory rate of 34% plus the net impact of state taxes. During the three months ended
March 31, 1999, the Company was able to offset its taxable income with its net operating loss carryforward.

Operating cost increases had a negative effect on the Company during the first quarter of 2000. Although there has been little inflation in the cost of raw materials, operating margins were decreased by inflationary pressures in fuel and transportation, wages, employee benefits, and packaging. While the Company attempts to mitigate the impact of cost increases, there are no guarantees that cost increases will not have an adverse impact on the year 2000. Inflation did not have a material effect on the Company's operations for 1999.

The Company historically has experienced significant seasonality in its sales primarily due to the purchasing cycle of educational institutions. Historical trends indicate that the first and fourth fiscal quarters will each generate approximately 20% of annual sales and the second and third fiscal quarters will each generate approximately 30% of annual sales. The 1999 acquisition is not expected to change this pattern.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Liquidity and Capital Resources - March  31, 2000 Compared to
December 31, 1999
-------------------------------------------------------------
The Company's operations are highly seasonal. Educational institutions purchase the majority of their curriculum materials during the summer months in anticipation of the new school year commencing in September. Thus, the Company records the majority of its sales during its second and third quarters.

The Company's cash requirements typically reach their peak during the first quarter. In addition to building inventory for the summer season, the Company mails the majority of its catalogs during the late winter/early spring season.

Working capital increased 6% from $3,330,000 as of December 31, 1999 to $3,517,000 on March 31, 2000. The current ratio declined from 1.77 at December 31, 1999 to 1.64 at March 31, 2000. Cash used in operating activities for the first three months ended March 31, 2000 was $1,099,000, all of which was provided by borrowings under the Company's financing arrangement. Earnings before interest, taxes, depreciation, and amortization were $286,000 for the first quarter of 2000.

The Company has an asset based financing arrangement with U.S. Bank Business Finance, an affiliate of U.S. Bancorp. The arrangement expires on April 30, 2002, and provides for borrowings up to $4,050,000. Certain amounts available to be borrowed under the agreement are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. As of March 31, 2000, the borrowing base formula allowed for borrowing up to the limit of $4,050,000 and the loan balance on that date was $3,458,000. Borrowings are collateralized by substantially all the Company's assets. Interest, computed at a floating rate plus 1%, is payable monthly. In addition, the Company is required to make minimum monthly principal payments of $36,000.
The borrowing arrangement contains a demand provision such that the lender can demand repayment at any time. Accordingly, the entire balance of outstanding borrowings is reflected as a current liability. The lender has not indicated that it will demand payment during 2000 and management does not expect to receive such a demand. Should such a demand be made, the Company would not have the funds available. However, the Company's improved financial condition should allow it to obtain the necessary funds via either an equity placement or alternate borrowing arrangements.

The Company believes that the funds available to it in 2000 will be adequate to meet its operating requirements. The source of those funds will be cash flow from operations and additional borrowings available under the arrangement with its lender.

Current assets of $8,985,000 increased $1,307,000 from December
31, 1999, and current liabilities increased $1,120,000 to $5,468,000.

Total assets increased from $12,631,000 on December 31, 1999, to $13,775,000 on March 31, 2000. During the same period, total liabilities increased from $5,242,000 to $6,276,000.

Accounts receivable increased from $1,952,000 at December 31, 1999, to $2,492,000 at March 31, 2000, an increase of $540,000 or
28%. Inventories increased from $4,108,000 at December 31, 1999, to $4,653,000 at March 31, 2000, an increase of $545,000 or 13%.
The increases for both accounts receivable and inventories can be attributed to the seasonal nature of the business and the acquisition of To-Sew.

Prepaid advertising costs of $1,176,000 at March 31, 2000 represent deferred costs associated with mailing the 2000 spring catalogs. The Company commences its spring catalog mailing in late December and continues mailings throughout first quarter. The costs of the mailings are charged against income on a pro-rata basis using estimated monthly revenues for each catalog.

The Company has a deferred tax asset of $596,000. Included in the net deferred tax asset is a net operating loss carryforward approximating $2,450,000, which can be used to offset future taxable income. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL carryforwards are subject to certain limitations. Thus, ultimate realization of the NOL carryforward is not guaranteed. Nevertheless, the Company believes that it is more likely than not to be able to utilize the NOL carryforwards before they expire in 2009, 2010, and 2011.

Borrowings under the Company's working capital line of credit were increased from $2,227,000 at December 31, 1999, to $3,458,000 at March 31, 2000, an increase of $1,231,000 or 55%.
The Company's borrowing needs typically increase during the first quarter to fund the mailing of spring catalogs and the seasonal increase in business.

Management continually assesses the Company's need for capital resources. From time to time, the Company may evaluate and pursue additional sources of capital.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's short-term liquidity or capital resources.

Year 2000 Issue
---------------
As previously reported in its Form 10-KSB, the Company did not experience any Year 2000 related incidents and continues to operate without any apparent negative impact from the Year 2000 Issue. Furthermore, the Company has not received any reports from its customers, suppliers, or other business counterparts related to Year 2000 incidents.

PART  II. OTHER INFORMATION

Item 1.  Legal Proceedings

No legal proceedings have been filed on behalf of or against the Company nor have any claims been made.

Item 2.  Changes in Securities

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:  None.

Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended March
31, 2000.

Subsequent to March 31, 2000, the Company filed two reports on Form 8-K, as follows:

1. On April 24, 2000, the Registrant filed a Current Report on Form 8-K dated April 20, 2000, related to a change in control and restructuring of the Board of Directors. The report included:
          Item 1.  Changes in Control of Registrant
          Item 7.  Exhibits - Indemnification Agreements and
Releases

2. On May 4, 2000, the Registrant filed a Current Report on Form
8-K dated April 28, 2000, related to a change in control and commitment to acquire certain exercisable stock options. The report included:
          Item 1. Changes in Control of Registrant

                           SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AMERICAN EDUCATIONAL PRODUCTS, INC.

Dated: May 4, 2000             By:  /s/ Clifford C. Thygesen
                                    ------------------------
                                    Clifford C. Thygesen, President


Dated: May 4, 2000             By:  /s/ Frank L. Jennings
                                    ------------------------
                                    Frank L. Jennings, Chief Financial
                                    Officer and Vice President of Finance