Form 10QSB
period 2000-06-30
AMERICAN EDUCATIONAL PRODUCTS INC
filed 2000-08-15
CIK 790069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-16310

AMERICAN EDUCATIONAL PRODUCTS, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Colorado	84-1012129
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

6550 Gunpark Drive, Suite 200, Boulder, Colorado	80301
(Address of principal executive officers)	(Zip Code)
(303) 527-3230
(Issuer's Telephone Number)

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

Yes      No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 2000, the Company had 1,087,732 shares of its $0.05 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one). Yes      No  X

INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements Page

Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999 2

Consolidated Statements of Operations for the three months ended June 30,

2000 and June 30, 1999 3

Consolidated Statements of Operations for the six months ended June 30, 2000 and June 30, 1999 4

Consolidated Statements of Cash Flows for the six months ended
June 30, 2000 and June 30, 1999 5

Consolidated Statement of Stockholders' Equity from January 1, 2000 through June 30, 2000 6

Notes to Consolidated Financial Statements 7

Item 2. Management's discussion and analysis of financial condition and results of operations

Liquidity and Capital Resources 13

Results of Operations 14

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings 18

Item 2. Changes in Securities 18

Item 3. Defaults Upon Senior Securities 18

Item 4. Submission of Matters to a Vote of Security Holders 18

Item 5. Other Information 18

Item 6. Exhibits and Reports on Form 8-K 18

AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of June 30, 2000 and December 31, 1999

	June 30,	December 31,
	2000	1999
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$ 62,000	$ 94,000
Trade receivables, net of allowance of $133,000 and $95,000	2,596,000	1,952,000
Inventories	5,149,000	4,108,000
Prepaid advertising costs	813,000	1,171,000
Other	303,000	353,000
TOTAL CURRENT ASSETS	8,923,000	7,678,000

PROPERTY AND EQUIPMENT, net	2,337,000	2,459,000

INTANGIBLE ASSETS, net	1,616,000	1,732,000

DEFERRED TAXES, net	598,000	575,000

VIDEO LIBRARY, net	47,000	94,000

OTHER ASSETS	113,000	93,000

TOTAL ASSETS	$ 13,634,000	$ 12,631,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Note payable	$ 3,342,000	$ 2,227,000
Current maturities of long-term debt	430,000	430,000
Accounts payable	1,578,000	1,349,000
Accrued expenses and taxes	311,000	342,000
TOTAL CURRENT LIABILITIES	5,661,000	4,348,000

LONG - TERM DEBT, less current maturities	465,000	894,000

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value; 50,000,000 shares authorized;
none issued or outstanding	-	-
Common stock; $0.05 par value; 100,000,000 shares authorized;
1,085,540 and 1,076,030 shares issued and outstanding	54,000	54,000
Additional paid in capital	7,371,000	7,215,000
Retained earnings	83,000	120,000
TOTAL STOCKHOLDERS' EQUITY	7,508,000	7,389,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 13,634,000	$ 12,631,000

AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months ended June, 30, 2000 and 1999
(Unaudited)

	June 30,	June 30,
	2000	1999
INCOME
Net sales	$ 4,401,000	$ 4,232,000
Cost of goods sold	2,534,000	2,368,000

Gross profit	1,867,000	1,864,000

OPERATING EXPENSES
Advertising and catalog costs	414,000	354,000
Other marketing	395,000	413,000
Total marketing	809,000	767,000
General and administrative	556,000	561,000
Total operating expenses	1,365,000	1,328,000

OPERATING INCOME	502,000	536,000

SPECIAL CHARGE	(379,000)	-
INTEREST EXPENSE, net	(128,000)	(96,000)

INCOME (LOSS) BEFORE INCOME TAXES	(5,000)	440,000

INCOME TAXES	2,000	-

NET INCOME (LOSS)	$ (3,000)	$ 440,000

Basic Earnings (Loss) per Share	(nil)	$ 0.41

Diluted Earnings (Loss) per Share	(nil)	$ 0.38

AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Six Months ended June, 30, 2000 and 1999
(Unaudited)

	June 30,	June 30,
	2000	1999
INCOME
Net sales	$ 8,185,000	$ 7,533,000
Cost of goods sold	4,869,000	4,365,000

Gross profit	3,316,000	3,168,000

OPERATING EXPENSES
Advertising and catalog costs	842,000	660,000
Other marketing	754,000	726,000
Total marketing	1,596,000	1,386,000
General and administrative	1,169,000	1,082,000
Total operating expenses	2,765,000	2,468,000

OPERATING INCOME	551,000	700,000

SPECIAL CHARGE	(379,000)	-
INTEREST EXPENSE, net	(232,000)	(195,000)

INCOME (LOSS) BEFORE INCOME TAXES	(60,000)	505,000

INCOME TAXES	23,000	-

NET INCOME (LOSS)	$ (37,000)	$ 505,000

Basic Earnings (Loss) per Share	$ (0.03)	$ 0.47

Diluted Earnings (Loss) per Share	$ (0.03)	$ 0.44

AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months ended June 30, 2000 and 1999
(Unaudited)

	June 30,	June 30,
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (37,000)	$ 505,000
Expenses not requiring cash outlays:
Depreciation	309,000	322,000
Amortization	163,000	160,000
Provision for bad debts	47,000	51,000
Provision for inventory obsolescence	42,000	39,000
Imputed interest expense	21,000	32,000
Imputed cost of options and warrants	80,000	-
Provision for deferred taxes	(23,000)	-
Changes in working capital items:
Accounts receivable	(691,000)	(680,000)
Inventories	(1,083,000)	(269,000)
Prepaid advertising costs	358,000	577,000
Accounts payable	229,000	(16,000)
Accrued expenses	(31,000)	(34,000)
Other	41,000	4,000
Net cash provided (used) by operating activities	(575,000)	691,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(172,000)	(304,000)
Net cash (used) by investing activities	(172,000)	(304,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and long term debt	1,377,000	401,000
Payments on notes payable and long term debt	(698,000)	(917,000)
Net proceeds from common stock transactions	36,000	109,000
Net cash provided (used) by financing activities	715,000	(407,000)

NET INCREASE (DECREASE) IN CASH	(32,000)	(20,000)

Cash, at beginning of period	94,000	124,000

Cash, at end of period	$ 62,000	$ 104,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$ 231,000	$ 264,000
Income taxes	$ -	$ -

Non-Cash investing and financing activities:
Capital leases incurred in exchange for
equipment purchases	$ 15,000	$ 72,000

AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
January 1, 2000 through June 30, 2000
(Unaudited)

		COMMON STOCK	Additional
	Number		Paid
	of	Common	in	Retained
	Shares	Stock	Capital	Earnings	Total

Balance as of January 1, 2000	1,076,070	$ 54,000	$7,215,000	$ 120,000	$ 7,389,000

Sale of common stock under the
employee stock purchase plan	1,370		10,000		10,000
Exercise of options	8,100		26,000		26,000
Issuance of warrants			120,000	-	120,000
Net loss	-	-	-	(37,000)	(37,000)

Balance as of June 30, 2000	1,085,540	$ 54,000	$7,371,000	$ 83,000	$ 7,508,000

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of American Educational Products, Inc. ("AMEP" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of June 30, 2000, and the results of operations for the three months and the six months ended June 30, 2000 and 1999. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note 3 - Change in Beneficial Ownership and Pending Merger

On March 28, 2000, G.C. Associates Holdings Corp. (GC) purchased 211,731 shares of common stock of American Educational Products, Inc., increasing its ownership percentage from 36% to 57%. On April 20, 2000, GC purchased an additional 34,540 shares, further increasing its ownership to approximately 61%. On April 20, 2000, the Company's Board of Directors was reduced from seven members to three members. Two of the three remaining members are representatives of GC. The Company incurred a special charge of $379,000 principally representing amounts paid to the resigning directors for acquisition of previously granted stock options plus a stipend for services rendered.

The Company has executed a definitive merger agreement with GC pursuant to which all minority shareholders will receive $10.00 in cash per share. Consummation of the merger is contingent upon a number of factors that include (i) completion of due diligence; (ii) execution and delivery of documentation (such as regulatory filings) as may be requisite or appropriate; and (iii) shareholder approval.

Note 4 -- Dividend

The Company has declared a special cash distribution aggregating $780,750 payable to shareholders of record on August 18, 2000. The dividend will be paid on October 30, 2000. The amount per share is dependent upon the number of warrants that are exercised on or prior to August 18, 2000. If no warrants are exercised, the per share dividend will be $0.72. If all outstanding warrants are exercised, the per share dividend will be $0.36.

Note 5 - Pending Litigation

The Company is involved in litigation regarding its proposed merger with G.C. Associates Holdings Corp. The complaint seeks an order preventing AMEP from proceeding with the GC merger or any other business combination until an auction or other procedure designed to obtain the highest possible price for shareholders is held, and other relief. GC and its parent company, Geneve Corporation, and members of AMEP's Board of Directors also are named as defendants in the suit. The Company believes that the allegations are without merit and it intends to vigorously defend itself.

Note 6 - Possible Delisting

The Company has been notified by NASDAQ that it no longer meets the requirements for listing. Specifically, the number of common shares available for "public float" is less than the required minimum of 500,000 shares. Should the pending merger be completed, the Company will become a private company and will no longer attempt to maintain its NASDAQ listing. Should the pending merger fail, the Company may take steps to increase its public float so that it meets the NASDAQ requirements. There is no guarantee that it will be able to do so.

Note 7 - Income Taxes

The provision for deferred income taxes for the six months ended June 30, 2000 was computed at the effective rate that the Company expects to use for the entire year. The effective rate of 38% is greater than the statutory federal rate of 34% primarily because of the addition of state taxes. For the three and six months ended June 30, 1999, the Company was able to offset all of its taxable income with its net operating loss carryforward.

Note 8 - Earnings per Share

The following is a reconciliation of basic and diluted earnings per share:

	Three months ended June 30, 2000
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net loss	($3,000)	1,085,000	(nil)
Effect of dilutive securities
Stock options		*
Warrants		*
Convertible debt		*
Diluted EPS
Net loss plus assumed conversions	($3,000)	1,085,000	(nil)

	Three months ended June 30, 1999
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income	$440,000	1,074,000	$0.41
Effect of dilutive securities
Stock options		59,000
Warrants		*
Convertible debt	20,000	79,000
Diluted EPS
Net income plus assumed conversions	$460,000	1,212,000	$0.38

*For the three months ending June 30, 2000, common shares underlying stock options of 125,000, warrants of 1,067,000, and convertible debt of 47,000 were excluded, as they were anti-dilutive. For the second quarter of 1999, all warrants were considered anti- dilutive and therefore excluded.

	Six months ended June 30, 2000
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net loss	($37,000)	1,067,000	($0.03)
Effect of dilutive securities
Stock options		*
Warrants		*
Convertible debt		*
Diluted EPS
Net loss plus assumed conversions	($37,000)	1,067,000	($0.03)

	Six months ended June 30, 1999
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income	$505,000	1,068,000	$0.47
Effect of dilutive securities
Stock options		66,000
Warrants		*
Convertible debt		*
Diluted EPS
Net income plus assumed conversions	$505,000	1,134,000	$0.44

*For the six months ending June 30, 2000, common shares underlying stock options of 150,000, warrants of 1,030,000, and convertible debt of 60,000 were excluded, as they were anti-dilutive. For the first six months of 1999, all convertible debt and warrants were considered anti-dilutive and therefore excluded.

In conjunction with its year 2000 public relations program, the Company agreed to issue 75,000 warrants. The warrants have an exercise price of $8.00 per share and an expiration date of August 15, 2000. Under the provision of SFAS 123, the Company will impute a monthly expense of $13,333 for each of the nine months ending September 30, 2000.

Note 9 - Segment Information

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

Six months ended June 30:

Description		Manufacturing	Distribution	Corporate	Total

Net sales	2000	$4,994,000	$3,191,000	$0	$8,185,000
	1999	5,352,000	2,181,000	0	7,533,000

Operating	2000	1,327,000	393,000	(1,169,000)	551,000
Income (loss)	1999	1,639,000	143,000	(1,082,000)	700,000

Interest expense	2000	50,000	47,000	135,000	232,000
	1999	91,000	18,000	86,000	195,000

Assets	2000	1,973,000	250,000	114,000	2,337,000
	1999	2,288,000	258,000	105,000	2,651,000

Depreciation and	2000	264,000	29,000	179,000	472,000
Amortization	1999	307,000	0	175,000	482,000

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

On March 28, 2000, G.C. Associates Holdings Corp. ("GC") purchased 211,731 shares of AMEP common stock, increasing its ownership to approximately 57% of outstanding shares. On April 20, 2000, GC purchased 34,540 additional shares, which increased its ownership percentage to approximately 61%. In conjunction therewith, the Company's Board of Directors was restructured from seven to three members, two of whom represent GC. The Company agreed to redeem common stock options owned by the departing directors and to pay the departing directors a stipend as part of the restructuring.

On August 14, 2000, the Company announced that it had entered into a definitive merger agreement with G.C. Associates Holdings Corp. ("GC"). Pursuant to the merger, all minority shareholders of AMEP will receive $10.00 per share in cash. Consummation of the merger is subject to, among other conditions: (i) satisfactory completion of a due diligence review by GC of AMEP's business, assets, and liabilities; and (ii) execution and delivery of such documentation (including regulatory filings) as may be requisite or appropriate; further, GC has the right to terminate the merger at any time prior to closing if there exists litigation which challenges any aspect of the merger. AMEP intends to convene a shareholders' meeting to vote upon the merger as soon as practicable following review of a proxy and other materials by regulatory authorities.

On July 11, 2000, the Board of Directors declared a special cash distribution aggregating $780,750 payable to shareholders of record as of August 18, 2000. The exact per share amount depends on the number of outstanding warrants that are converted into common stock on or prior to the August 18, 2000 record date. If none of the warrants are exercised, the per share dividend will be $0.72. If all of the warrants are exercised, the per share amount will be $0.36. The dividend payment is scheduled for October 30, 2000. It is not contingent upon completion of the merger.

Effective September 1, 1999, the Company acquired To-Sew for a purchase price of $1,270,000. To-Sew is a mail order manufacturer and distributor of sewing kits. The To-Sew acquisition was recorded using the purchase method of accounting and the operating results of To-Sew were consolidated with the Company commencing September 1, 1999.

The Company has actively pursued acquisitions that have enabled the Company to provide a broader product line and expand its presence in the educational marketplace. Acquisitions involve numerous risks in assimilating the acquired company's personnel, know- how, and products and services. Other risks include limited experience in new markets and competition from companies that have stronger positions in those markets. There can be no assurance that the Company will be able to successfully integrate newly acquired businesses. Such a failure could have a material adverse effect on the Company's financial condition and results of operations. In undertaking any acquisition, management resources will be partially diverted from the day-to-day business of the Company.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in this quarterly report.

Liquidity and Capital Resources - June 30, 2000 Compared to December 31, 1999

The Company's operations are highly seasonal. Educational institutions purchase the majority of their curriculum materials during the summer months in anticipation of the new school year commencing in September. Thus, the Company records the majority of its sales during its second and third quarters.

Working capital decreased 2% from $3,330,000 as of December 31, 1999 to $3,262,000 on June 30, 2000. The current ratio declined from 1.77 at December 31, 1999 to 1.58 at June 30, 2000. Cash used in operating activities for the six months ended June 30, 2000 was $575,000, all of which was provided by borrowings under the Company's financing arrangement. Earnings before interest, taxes, depreciation, amortization and special charges were $1,023,000 for the first half of 2000.

The Company has an asset based financing arrangement with U.S. Bank Business Finance, an affiliate of U.S. Bancorp. The arrangement expires on April 30, 2002, and provides for borrowings up to $4,050,000. Certain amounts available to be borrowed under the agreement are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. As of June 30, 2000, the borrowing base formula allowed for borrowing up to the limit of $4,050,000 and the loan balance on that date was $3,342,000. Borrowings are collateralized by substantially all the Company's assets. Interest, computed at a floating rate plus 1%, is payable monthly. In addition, the Company is required to make minimum monthly principal payments of $36,000.

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

Current assets increased from $7,678,000 on December 31, 1999, to $8,923,000 on June 30, 2000. During the same period, current liabilities increased from $4,348,000 to $5,661,000.

Total assets increased from $12,631,000 on December 31, 1999, to $13,634,000 on June 30, 2000. During the same period, total liabilities increased from $5,242,000 to $6,126,000.

Accounts receivable increased from $1,952,000 at December 31, 1999, to $2,596,000 at June 30, 2000, an increase of $644,000 or 33%. Inventories increased from $4,108,000 at December 31, 1999, to $5,149,000 at June 30, 2000, an increase of $1,041,000 or 25%. The increase in inventory is due to seasonal build up in preparation for the late summer and early fall peak selling season.

Prepaid advertising costs of $813,000 at June 30, 2000 represent deferred costs associated with mailing the 2000 spring catalogs. The Company commences its spring catalog mailing in late December and continues mailings throughout first quarter. The costs of the mailings are charged against income on a pro-rata basis using estimated monthly revenues for each catalog.

The Company has a deferred tax asset of $598,000. Included in the net deferred tax asset is a net operating loss carryforward approximating $2,450,000, which can be used to offset future taxable income. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL carryforwards are subject to certain limitations. Thus, ultimate realization of the NOL carryforward is not guaranteed. Nevertheless, the Company believes that it is more likely than not to be able to utilize the NOL carryforwards before they expire in 2009, 2010, and 2011.

Borrowings under the Company's working capital line of credit were increased from $2,227,000 at December 31, 1999, to $3,342,000 at June 30, 2000, an increase of $1,115,000 or 50%. The Company's borrowing needs typically increase during the first half to fund the seasonal build up of inventory and to fund the spring catalog mailing.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's short-term liquidity or capital resources.

Results of Operations - Three months ending June 30, 2000 Compared to the Three months ending June 30, 1999

The acquisition of To-Sew affects the comparisons of operating results for the three months ending June 30, 2000 compared to the same period ending June 30, 1999.

The Company reported a net loss of ($3,000) for the second quarter of 2000, compared to a net income of $440,000 for same period of 1999. Basic and diluted loss per share for the second quarter of 2000 was nil. For the second quarter of 1999, basic earnings per share were $0.41 and diluted earnings per share were $0.38. The decline in profits is due primarily to a special charge of $379,000 principally representing amounts paid to the resigning directors for acquisition of previously granted stock options plus a stipend for services rendered. In addition, the Company suffered margin erosion resulting from a sales mix shift to lower margin business and inflationary pressure in the Company's cost structure.

The Company's revenues in the second quarter 2000 were $4,401,000, an increase of $169,000 or 4% from the $4,232,000 of second quarter 1999. The sales increase is primarily the result of the acquisition of To-Sew. The cost of goods sold for second quarter ended June 30, 2000, was $2,534,000, an increase of 7% over $2,368,000 in second quarter 1999. Consolidated gross profits for second quarter 2000 were $1,867,000, an increase of $3,000 from $1,864,000 in second quarter 1999.

Operating expenses increased 3% from $1,328,000 in 1999 to $1,365,000 in 2000. Operating expenses were 31% of sales in 2000 and 31% of sales in 1999.

Manufacturing Segment - For the manufacturing segment, revenues were $2,908,000 in 2000 and $3,252,000 in 1999. There were no unusual revenue items in either year. Manufacturing gross margins declined to $1,267,000 in 2000 from $1,442,000 in 1999. Substantially all general and administrative services are provided by the Company to the segments without charge. Operating expenses increased to $405,000 from $397,000 in 1999. As a result, operating income for the manufacturing segment declined from $1,045,000 in 1999 to $862,000 in 2000.

Distribution Segment - Revenues for the distribution segment increased from $1,025,000 in 1999 to $1,547,000 in 2000. The increased gross margins of $189,000 (from $413,000 in 1999 to $602,000 in 2000) are the result of the To-Sew acquisition and increased Summit Learning catalog sales. Similarly, operating expenses increased from $371,000 to $405,000 because of the To-Sew acquisition. As a percentage of sales, operating expenses were 26% in 2000 and 36% in 1999. Operating income for the distribution segment increased $155,000 in 2000 to $197,000 from $42,000 in 1999.

Consolidated interest expense increased 33% from $96,000 in 1999 to $128,000 in 2000 reflecting both higher average balances on the Company's borrowings and an increase in the interest rate.

The Company recorded a deferred tax benefit of $2,000 on a loss before tax of $5,000 for the three months ended June 30, 2000. The 38% effective tax rate is consistent with the rate expected to be in effect for the entire year and includes Federal taxes at the statutory rate of 34% plus the net impact of state taxes.

Operating cost increases had a negative effect on the Company during the second quarter of 2000. Although there has been little inflation in the cost of raw materials, operating margins were decreased by inflationary pressures in fuel and transportation, wages, employee benefits, and packaging. While the Company attempts to mitigate the impact of cost increases, there are no guarantees that cost increases will not have an adverse impact on the year 2000. Inflation did not have a material effect on the Company's operations for 1999.

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

Results of Operations - Six months ending June 30, 2000 Compared to the Six months ending June 30, 1999

The acquisition of To-Sew affects the comparisons of operating results for the six months ending June 30, 2000 compared to the same period ending June 30, 1999.

The Company reported a net loss of ($37,000) for the first half of 2000, compared to a net income of $505,000 for same period of 1999. Basic and diluted loss per share for the first half of 2000 was ($0.03) per share. For the first half of 1999, basic earnings per share were $0.47 and diluted earnings per share were $0.41. The decline in profits is due primarily to a special charge of $379,000 principally representing amounts paid to the resigning directors for acquisition of previously granted stock options plus a stipend for services rendered. In addition, the Company suffered margin erosion resulting from a sales mix shift to lower margin business and inflationary pressure in the Company's cost structure.

The Company's revenues in the first half 2000 were $8,185,000, an increase of $652,000 or 9% from the $7,533,000 of first half 1999. The sales increase is primarily the result of the acquisition of To-Sew. The cost of goods sold for first half ended June 30, 2000, was $4,869,000, an increase of 12% over $4,365,000 in first half 1999. Consolidated gross profits for first half 2000 were $3,316,000, an increase of $148,000 or 5% from $3,168,000 in first half 1999.

Operating expenses increased 12% from $2,468,000 in 1999 to $2,765,000 in 2000. Operating expenses were 34% of sales in 2000 and 33% of sales in 1999.

Manufacturing Segment - For the manufacturing segment, revenues were $4,994,000 in 2000 and $5,352,000 in 1999. There were no unusual revenue items in either year. Manufacturing gross margins declined to $2,057,000 in 2000 from $2,321,000 in 1999. Inflationary pressure in labor costs, transportation (particularly fuel), and production supplies reduced current year margins. Substantially all general and administrative services are provided by the Company to the segments without charge. Operating expenses increased to $730,000 from $682,000 in 1999 primarily because of an increased catalog mailing program. As a result, operating income for the manufacturing segment declined from $1,639,000 in 1999 to $1,327,000 in 2000.

Distribution Segment - Revenues for the distribution segment increased from $2,181,000 in 1999 to $3,191,000 in 2000. The increased gross margins of $412,000 (from $847,000 in 1999 to $1,259,000 in 2000) are the result of the To-Sew acquisition and increased Summit Learning catalog sales. Similarly, operating expenses increased from $704,000 to $866,000 because of the To-Sew acquisition. As a percentage of sales, operating expenses were 27% in 2000 and 32% in 1999. Operating income for the distribution segment increased $250,000 in 2000 to $393,000 from $143,000 in 1999.

Consolidated interest expense increased 19% from $195,000 in 1999 to $232,000 in 2000 reflecting both higher average balances on the Company's borrowings and an increase in the interest rate.

The Company recorded a deferred tax benefit of $23,000 on a loss before tax of $60,000 for the six months ended June 30, 2000. The 38% effective tax rate is consistent with the rate expected to be in effect for the entire year and includes Federal taxes at the statutory rate of 34% plus the net impact of state taxes.

Operating cost increases had a negative effect on the Company during the second quarter of 2000. Although there has been little inflation in the cost of raw materials, operating margins were decreased by inflationary pressures in fuel and transportation, wages, employee benefits, and packaging. While the Company attempts to mitigate the impact of cost increases, there are no guarantees that cost increases will not have an adverse impact on the year 2000. Inflation did not have a material effect on the Company's operations for 1999.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in litigation regarding its proposed merger with GC Associates Holdings, Inc. The complaint seeks an order preventing AMEP from proceeding with the GC merger or any other business combination until an auction or other procedure designed to obtain the highest possible price for shareholders is held, and other relief. GC and its parent company, Geneve Corporation, and members of AMEP's Board of Directors also are named as defendants in the suit. The Company believes that the allegations are without merit and it intends to vigorously defend itself.

Item 2. Changes in Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits: None.

Reports on Form 8-K:

Company filed two reports on Form 8-K, as follows:

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

AMERICAN EDUCATIONAL PRODUCTS, INC.

Dated: August 14, 2000 By: /s/ Clifford C. Thygesen

Clifford C. Thygesen, President

Dated: August 14, 2000 By: /s/ Frank L. Jennings

Frank L. Jennings, Chief Financial Officer

and Vice President of Finance