Form 10QSB/A
period 2000-06-30
AMERICAN EDUCATIONAL PRODUCTS INC
filed 2000-08-15
CIK 790069

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

*For the three months ending June 30, 2000, common shares underlying stock options of 125,000, warrants of 1,067,000, and convertible debt of 47,000 were excluded, as they were anti-dilutive. For the second quarter of 1999, all warrants were considered anti-dilutive and therefore excluded.

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

The Company reported a net loss of ($37,000) for the first half of 2000, compared to a net income of $505,000 for same period of 1999. Basic and diluted loss per share for the first half of 2000 was ($0.03) per share. For the first half of 1999, basic earnings per share were $0.47 and diluted earnings per share were $0.44. The decline in profits is due primarily to a special charge of $379,000 principally representing amounts paid to the resigning directors for acquisition of previously granted stock options plus a stipend for services rendered. In addition, the Company suffered margin erosion resulting from a sales mix shift to lower margin business and inflationary pressure in the Company's cost structure.

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