Form 10QSB
period 2000-09-30
AMERICAN EDUCATIONAL PRODUCTS INC
filed 2000-11-14
CIK 790069

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

                               OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                 Commission file number: 0-16310


               AMERICAN EDUCATIONAL PRODUCTS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)


             Colorado                            84-1012129
   (State or other jurisdiction              (I.R.S.  Employer
 of incorporation or organization)             Identification
                                                  Number)

  6550 Gunpark Drive, Suite 200,                   80301
         Boulder, Colorado
  (Address of principal executive                (Zip Code)
             officers)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
As of October 31, 2000, the Company had 1,210,640 shares of its $0.05 par value common stock outstanding.

Transitional  Small  Business  Disclosure  Format  (Check   one).
Yes       No  X

                              INDEX

                 PART I -- FINANCIAL INFORMATION

Item 1.                                              Financial Statements
Page

     Consolidated Balance Sheets as of September 30, 2000 and
           December 31, 1999  (unaudited)                     2

     Consolidated Statements of Operations for the three months ended
          September 30, 2000 and September 30, 1999
          (unaudited)                                         3

     Consolidated Statements of Operations for the
          nine months ended
          September 30, 2000 and September 30, 1999
          (unaudited)                                         4

     Consolidated Statements of Cash Flows for the
          nine months ended
          September 30, 2000 and September 30, 1999
          (unaudited)                                         5

     Consolidated Statement of Stockholders' Equity
          from January 1, 2000
          through September 30, 2000  (unaudited)             6

     Notes to Consolidated Financial Statements               7

Item 2. Management's discussion and analysis of financial condition and results of operations

     Liquidity and Capital Resources                          13

     Results of Operations                                    14

                  PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                     18

Item 2. Changes in Securities                                 18

Item 3. Defaults Upon Senior Securities                       18

Item 4. Submission of Matters to a Vote of Security Holders   18

Item 5. Other Information                                     18

Item 6.Exhibits and Reports on Form 8-K                       18

AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of September 30, 2000 and December 31, 1999

                                      September 30,  December 31,
                                          2000          1999
                                       (Unaudited)
ASSETS

CURRENT ASSETS
     Cash                            $   953,000    $    94,000
     Trade receivables, net of
     allowance of $127,000
     and $95,000                       2,598,000      1,952,000
     Inventories                       4,941,000      4,108,000
     Prepaid advertising costs           550,000      1,171,000
     Other                               248,000        353,000
                                      ----------     ----------
          TOTAL CURRENT ASSETS         9,290,000      7,678,000

PROPERTY AND EQUIPMENT, net            2,207,000      2,459,000
INTANGIBLE ASSETS, net                 1,565,000      1,732,000
DEFERRED TAXES, net                      634,000        575,000
VIDEO LIBRARY, net                        24,000         94,000
OTHER ASSETS                              84,000         93,000
                                      ----------     ----------
TOTAL ASSETS                         $13,804,000    $12,631,000
                                      ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable                    $ 3,066,000    $ 2,227,000
     Current maturities of
     long-term debt                      418,000        430,000
     Accounts payable                  1,081,000      1,349,000
     Cash dividend payable               781,000          -
     Accrued expenses and taxes          265,000        342,000
                                      ----------     ----------
          TOTAL CURRENT LIABILITIES    5,611,000      4,348,000
                                      ----------     ----------
LONG-TERM DEBT, less current
     maturities                          449,000        894,000
COMMITMENTS                                -              -
STOCKHOLDERS' EQUITY
     Preferred stock; $0.01 par
      value; 50,000,000 shares
      authorized; none issued or
      outstanding                          -              -
     Common stock; $0.05 par value;
      100,000,000 shares authorized;
      1,210,640 and 1,076,070 shares
      issued and outstanding              60,000         54,000
     Additional paid in capital        8,439,000      7,215,000
     Retained earnings (accumulated
      deficit)                          (755,000)       120,000
                                      ----------     ----------
          TOTAL STOCKHOLDERS' EQUITY   7,744,000      7,389,000
                                      ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                              $13,804,000    $12,631,000
                                      ==========     ==========
                                  2

AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months ended September 30, 2000 and 1999
(Unaudited)

                                         Three Months Ended
                                     September 30,  September 30,
                                          2000          1999

REVENUE
     Net sales                        $4,643,000      $4,624,000
     Cost of goods sold                2,700,000       2,737,000
                                       ---------       ---------
          Gross profit                 1,943,000       1,887,000

OPERATING EXPENSES
     Advertising and catalog costs       680,000         497,000
     Other marketing                     345,000         293,000
                                       ---------       ---------
          Total marketing              1,025,000         790,000
     General and administrative          512,000         557,000
                                       ---------       ---------
          Total operating expenses     1,537,000       1,347,000
                                       ---------       ---------
OPERATING INCOME                         406,000         540,000

SPECIAL CHARGES                         (386,000)          -
INTEREST EXPENSE, net                   (113,000)        (91,000)
                                       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES        (93,000)        449,000

     INCOME TAXES                         36,000           -
                                       ---------       ---------
NET INCOME (LOSS)                     $  (57,000)     $  449,000
                                       =========       =========
Basic Earnings (Loss) per Share       $    (0.05)     $     0.42
                                       =========       =========
Diluted Earnings (Loss) per Share     $    (0.05)     $     0.39
                                       =========       =========

AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Nine Months ended September, 30, 2000 and 1999
(Unaudited)

                                         Nine Months Ended
                                   September 30,  September 30,
                                      2000            1999
REVENUE
     Net sales                      $12,827,000    $12,157,000
     Cost of goods sold               7,568,000      7,102,000
                                     ----------     ----------
          Gross profit                5,259,000      5,055,000

OPERATING EXPENSES
     Advertising and catalog costs    1,522,000      1,157,000
     Other marketing                  1,099,000      1,020,000
                                     ----------     ----------
          Total marketing             2,621,000      2,177,000
     General and administrative       1,681,000      1,639,000
                                     ----------     ----------
          Total operating expenses    4,302,000      3,816,000
                                     ----------     ----------
OPERATING INCOME                        957,000      1,239,000

SPECIAL CHARGES                        (765,000)         -
INTEREST EXPENSE, net                  (345,000)      (285,000)
                                     ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES      (153,000)       954,000

     INCOME TAXES                        59,000          -
                                     ----------     ----------
NET INCOME (LOSS)                   $   (94,000)   $   954,000
                                     ==========     ==========
Basic Earnings (Loss) per Share     $     (0.09)   $      0.89
                                     ==========     ==========
Diluted Earnings (Loss) per Share   $     (0.09)   $      0.84
                                     ==========     ==========

AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months ended September 30, 2000 and 1999 (Unaudited)

                                         Nine Months Ended
                                      September 30,  September 30,
                                          2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                $  (94,000)    $   954,000
     Expenses not requiring cash
      outlays:
          Depreciation                   464,000         492,000
          Amortization                   237,000         248,000
          Provision for bad debts         71,000          72,000
          Provision for inventory
           obsolescence                   63,000          59,000
          Imputed interest expense        31,000          46,000
          Imputed cost of warrants
           issued                        120,000            -
          Provision for deferred taxes   (59,000)           -
     Changes in working capital items:
          Accounts receivable           (717,000)       (901,000)
          Inventories                   (896,000)        (29,000)
          Prepaid advertising costs      621,000         729,000
          Accounts payable              (268,000)         73,000
          Accrued expenses               (77,000)         69,000
          Other                           69,000        (110,000)
                                       ---------       ---------
     Net cash provided (used) by
      operating activities              (435,000)      1,702,000
                                       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment (197,000)       (393,000)
     Cash paid for acquisitions             -         (1,251,000)
                                       ---------       ---------
          Net cash (used) by
         investing activities           (197,000)     (1,644,000)
                                       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable
      and long term debt               1,229,000       1,059,000
     Payments on notes payable
      and long term debt                (848,000)     (1,141,000)
     Net proceeds from common stock
      transactions                     1,110,000         113,000
                                       ---------       ---------
     Net cash provided (used) by
      financing activities             1,491,000          31,000
                                       ---------       ---------
NET INCREASE (DECREASE) IN CASH          859,000          89,000

Cash, at beginning of period              94,000         124,000
                                       ---------       ---------
Cash, at end of period                $  953,000      $  213,000
                                       =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for:
          Interest                    $  330,000      $  263,000
                                       =========       =========
          Income taxes                $    -          $    -
                                       =========       =========
     Non-Cash investing and financing activities:
          Capital leases incurred
           in exchange for equipment
           purchases                  $   15,000      $   72,000
                                       =========       =========

AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
January 1, 2000 through September 30, 2000 (Unaudited)

                           COMMON STOCK   Additional Retained
                         Number              Paid    Earnings
                           of      Common     in   (Accumulated
                         Shares    Stock    Capital  Deficit)    Total

Balance as of January 1,
 2000                   1,076,070 $54,000 $7,215,000  $120,000  $7,389,000

Sale of common stock
 under the employee
 stock purchase plan        2,362             18,000                18,000
Exercise of options         9,300             31,000                31,000
Imputed cost of warrants
 issued                                      120,000               120,000
Exercise of warrants      122,908   6,000  1,055,000             1,061,000
Cash dividend                                         (781,000)   (781,000)
Net loss                                               (94,000)    (94,000)
                        --------------------------------------------------
Balance as of
 September 30, 2000     1,210,640 $60,000 $8,439,000 $(755,000) $7,744,000
                        ==================================================

Note 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements of American Educational Products, Inc. ("AMEP" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the three months and the nine months ended September 30, 2000 and 1999. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note 3 - Change in Beneficial Ownership and Pending Merger
On March 28, 2000, G.C. Associates Holdings Corp. ("GC") purchased 211,731 shares of AMEP common stock, increasing its ownership to approximately 57% of outstanding shares. On April 20, 2000, GC purchased 34,540 common shares, which increased its ownership percentage to approximately 61%. In conjunction therewith, the Company's Board of Directors was restructured from seven to three members, two of whom represent GC. The Company agreed to redeem common stock options owned by the departing directors and to pay the departing directors a stipend as part of the restructuring. Special charges of $379,000 were incurred in this regard.

On August 14, 2000, the Company entered into a definitive merger agreement with G.C. Pursuant to the merger, all minority shareholders of AMEP will receive $10.00 per share in cash. Consummation of the merger is subject to, among other conditions:
(i) satisfactory completion of a due diligence review by GC of AMEP's business, assets, and liabilities; and (ii) execution and delivery of such documentation (including regulatory filings) as may be requisite or appropriate; further, GC has the right to terminate the merger at any time prior to closing if there exists litigation which challenges any aspect of the merger. AMEP intends to convene a shareholders' meeting to vote upon the merger as soon as practicable following review of a proxy and other materials by regulatory authorities.

Note 4 -- Dividend
On October 30, 2000, the Company paid a special cash dividend aggregating $780,750 (equivalent to $0.645 per share) to shareholders of record as of August 18, 2000.

Note 5 - Pending Litigation
The Company is involved in litigation regarding its proposed merger with GC. The complaints seek an order preventing AMEP from proceeding with the GC merger or any other business combination until an auction or other procedure designed to obtain the highest possible price for shareholders is held, and other relief. GC and its parent company, Geneve Corporation, and members of AMEP's Board of Directors also are named as defendants in the suit. The Company believes that the allegations are without merit.

The Company has announced that an agreement-in-principle has been reached by all parties to settle the litigation. The agreement-in-principle provides in material part that: (i) the Merger Agreement dated as of August 14, 2000 between AMEP and GC will be amended so that the vote necessary to approve the proposed merger includes a majority of the votes cast by shareholders other than GC or Geneve Corporation, GC's parent company; (ii) the class action plaintiffs and their counsel will be entitled to express their views on materials concerning the proposed merger which are mailed to the public shareholders of AMEP and filed with the Securities and Exchange Commission (the "SEC"); and (iii) the Company will pay plaintiffs' counsel fees and expenses. The agreement-in-principle is subject to court approval of a formal settlement agreement and consummation of the merger unless consummation does not occur by reason of the failure of a majority of votes of shareholders other than GC or Geneve to vote in favor of the merger at a meeting of the Company held for that purpose.

Note 6 - Possible Delisting
The Company has been notified by NASDAQ that it no longer meets the requirements for continued listing on the NASDAQ SmallCap Market. Specifically, the number of common shares available for "public float" is less than the required minimum of 500,000 shares. Should the pending merger be completed, the Company will become a private company and will no longer attempt to maintain its NASDAQ listing. Should the pending merger fail, the Company may take steps to increase its public float so that it meets the NASDAQ requirements. There is no guarantee that it will be able to do so.

Note 7 - Income Taxes
The provision (benefit) for deferred income taxes for the nine months ended September 30, 2000 was computed at the effective rate that the Company expects to use for the entire year. The effective rate of 38% is greater than the statutory federal rate of 34% primarily because of the addition of state taxes. For the three and nine months ended September 30, 1999, the Company was able to offset all of its taxable income with its net operating loss carryforward.

Note 8 - Earnings per Share
The following is a reconciliation of basic and diluted earnings per share:

                              Three months ended September 30, 2000
                            ---------------------------------------
                              Income         Shares       Per Share
                            (Numerator)   (Denominator)     Amount
                            -----------   -------------   ---------
  Basic EPS
    Net loss                  ($57,000)     1,151,000      ($0.05)
                                                          =========
  Effect of dilutive
   securities
    Stock options                                *
    Warrants                                     *
    Convertible debt                *            *
  Diluted EPS
                              --------     ---------
     Net loss plus assumed
      conversions             ($57,000)    1,151,000      ($0.05)
                              ========     =========     =========

                              Three months ended September 30, 1999
                              -------------------------------------
                                Income        Shares      Per Share
                              (Numerator)  (Denominator)   Amount
                              -----------  -------------  ---------
  Basic EPS
    Net income                  $449,000     1,076,000       $0.42
  Effect of dilutive                                      =========
  securities
    Stock options                               59,000
    Warrants                                      *
    Convertible debt              20,000        79,000
  Diluted EPS
                                 -------     ---------    ---------
       Net income plus
        assumed conversions     $469,000     1,214,000       $0.39
                                 =======     =========    =========

 *For the three months ending September 30, 2000 all potentially dilutive securities were excluded as they were anti-dilutive. The outstanding securities so excluded were 123,000 stock options, 944,000 common stock warrants, and 47,000 shares to be issued upon debt conversion. For the three months ended September 30, 1999 only the outstanding common stock warrants (amounting to 992,000 shares) were excluded as they were anti-dilutive.

                            Nine months ended September 30, 2000
                            ------------------------------------
                              Income       Shares      Per Share
                            (Numerator) (Denominator)    Amount
                            ----------- -------------  ---------
  Basic EPS
    Net loss                  ($94,000)    1,106,000      ($.09)
  Effect of dilutive                                   =========
  securities
    Stock options                               **
    Warrants                                    **
    Convertible debt               **           **
  Diluted EPS                 ---------    ---------   ---------
     Net  loss plus assumed
      conversions              ($94,000)   1,106,000      ($.09)
                              =========    =========   =========

                            Nine months ended September 30, 1999
                            ------------------------------------
                              Income       Shares      Per Share
                            (Numerator) (Denominator)   Amount
                            ----------- -------------  ---------
  Basic EPS
    Net income                $954,000    1,070,000       $0.89
                                                       =========
  Effect of dilutive
  securities
    Stock options                            66,000
    Warrants                                    **
    Convertible debt               **           **
  Diluted EPS
       Net income plus        --------    ---------    --------
        assumed conversions   $954,000    1,136,000       $0.84
                              ========    =========    ========
 **For  the  nine  months  ending  September  30,  2000,   all
 potentially dilutive securities were excluded as they were anti-dilutive. The outstanding securities so excluded were
 166,000  stock  options, 976,000 common stock  warrants,  and
 55,000  shares  to be issued upon debt conversion.   For  the
 nine months ending September 30, 1999, the potentially dilutive securities excluded because they were anti-dilutive amounted to 992,000 common stock warrants and 82,000 shares issuable upon debt conversion.

During 2000, the Company issued 75,000 common stock warrants with an exercise price of $8.00 and an expiration date of August 15, 2000. Those warrants were exercised during the third quarter. Under the provisions of SFAS 123, the Company recorded an imputed cost of $120,000 during the first nine months of the year.

In connection with its pending merger, the Company has agreed to redeem stock options held by its employees. Costs for the redemption approximating $98,000 were included in special charges for the quarter ended September 30, 2000.

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

Nine months ended September 30:

Description       Manufacturing  Distribution   Corporate     Total

Net sales    2000   $7,774,000    $5,053,000           $0  $12,827,000
             1999    8,503,000     3,654,000            0   12,157,000

Operating    2000    1,749,000       494,000   (1,286,000)     957,000
Income(loss) 1999    2,154,000       259,000   (1,174,000)   1,239,000

Interest     2000      183,000        75,000       87,000      345,000
expense      1999      131,000        32,000      122,000      285,000

Assets       2000    1,862,000       236,000      109,000    2,207,000
             1999    2,210,000       259,000      100,000    2,569,000

Depreciation 2000      395,000        44,000      262,000      701,000
and
Amortization 1999      465,000        10,000      265,000      740,000

Item 2.Management's   Discussion  and   Analysis   of   Financial
       Condition and Results of Operations

The following discussion addresses the financial condition and results of operations for American Educational Products, Inc. and its Subsidiaries ("AMEP" or the "Company"). AMEP currently uses several tradenames in marketing its products, including Hubbard Scientific ("Hubbard"), National Teaching Aids ("NTA"), Scott Resources ("Scott"), Summit Learning ("Summit"), and To-Sew ("To-Sew").

On March 28, 2000, G.C. Associates Holdings Corp. ("GC") purchased 211,731 shares of AMEP common stock, increasing its ownership to approximately 57% of outstanding shares. On April 20, 2000, GC purchased 34,540 common shares, which increased its ownership percentage to approximately 61%. In conjunction therewith, the Company's Board of Directors was restructured from seven to three members, two of whom represent GC. The Company agreed to redeem common stock options owned by the departing directors and to pay the departing directors a stipend as part of the restructuring. Special charges of $379,000 were incurred in this regard.

On August 14, 2000, the Company entered into a definitive merger agreement with G.C. Pursuant to the merger, all minority shareholders of AMEP will receive $10.00 per share in cash. Consummation of the merger is subject to, among other conditions:
(i) satisfactory completion of a due diligence review by GC of AMEP's business, assets, and liabilities; and (ii) execution and delivery of such documentation (including regulatory filings) as may be requisite or appropriate; further, GC has the right to terminate the merger at any time prior to closing if there exists litigation which challenges any aspect of the merger. AMEP intends to convene a shareholders' meeting to vote upon the merger as soon as practicable following review of a proxy and other materials by regulatory authorities.

On October 30, 2000, the Company paid a special cash dividend aggregating $780,750 (equivalent to $0.645 per share) to shareholders of record as of August 18, 2000. Funds for the dividend were provided by equity transactions, primarily the exercise of stock options and warrants during the third quarter.

Effective September 1, 1999, the Company acquired To-Sew for a purchase price of $1,270,000. To-Sew is a mail order manufacturer and distributor of sewing kits. The To-Sew acquisition was recorded using the purchase method of accounting and the operating results of To-Sew were consolidated with the Company commencing September 1, 1999.

The Company has actively pursued acquisitions that have enabled the Company to provide a broader product line and expand its presence in the educational marketplace. Acquisitions involve numerous risks in assimilating the acquired company's personnel, know-how, products and services. Other risks include limited experience in new markets and competition from companies that have stronger positions in those markets. There can be no assurance that the Company will be able to successfully integrate newly acquired businesses. Such a failure could have a material adverse effect on the Company's financial condition and results of operations. In undertaking any acquisition, management resources will be partially diverted from the day-to-day business of the Company.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in this quarterly report.

Liquidity and Capital Resources - September 30, 2000 Compared  to
December 31, 1999

The Company's operations are highly seasonal. Educational institutions purchase the majority of their curriculum materials during the summer months in anticipation of the new school year commencing in September. Thus, the Company records the majority of its sales during its second and third quarters.

Working capital increased 10% from $3,330,000 as of December 31, 1999 to $3,679,000 on September 30, 2000. The current ratio declined from 1.77 at December 31, 1999 to 1.66 at September 30, 2000. Cash used in operating activities for the nine months ended September 30, 2000 was $435,000, which was provided by cash flow from operations, and borrowings under the Company's financing arrangement.

The Company has an asset based financing arrangement with U.S. Bank Business Finance, an affiliate of U.S. Bancorp. The arrangement expires on April 30, 2002, and provides for borrowings up to $4,050,000. Certain amounts available to be borrowed under the agreement are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. As of September 30, 2000, the borrowing base formula allowed for borrowing up to the limit of $4,050,000 and the loan balance on that date was $3,066,000. Borrowings are collateralized by substantially all the Company's assets.
Interest,  computed  at  a  floating rate  plus  1%,  is  payable monthly. In addition, the Company is required to make minimum monthly principal payments of $36,000.

The borrowing arrangement contains a demand provision such that the lender can demand repayment at any time. Accordingly, the entire balance of outstanding borrowings is reflected as a current liability. The lender has not indicated that it will demand payment during 2000 and management does not expect to receive such a demand. Should such a demand be made, the Company would not have the funds available. However, the Company's financial condition should allow it to obtain the necessary funds via alternate borrowing arrangements.

The Company believes that the funds available to it for the remainder of 2000 will be adequate to meet its operating requirements. The source of those funds will be cash flow from operations and additional borrowings.

Current assets increased from $7,678,000 on December 31, 1999, to $9,290,000 on September 30, 2000. Cash, accounts receivable, and inventory all increased during the period. During the same period, current liabilities increased from $4,348,000 to $5,611,000. The note payable and the cash dividend payable contributed to the increase.

Total assets increased from $12,631,000 on December 31, 1999, to $13,804,000 on September 30, 2000. During the same period, total liabilities increased from $5,242,000 to $6,060,000.

Approximately 124,000 options and warrants were exercised during the quarter ended September 30, 2000. Net proceeds approximating $1,070,000 were utilized to purchase short-term cash equivalent investments. The funds will be used for general corporate expenses, including expenditures for the special cash dividend, debt reduction, and general operating expenses.

Accounts receivable increased from $1,952,000 at December 31, 1999, to $2,598,000 at September 30, 2000, an increase of $646,000 or 33%. The increase in accounts receivable is consistent with the seasonal nature of the business. Inventories increased from $4,108,000 at December 31, 1999, to $4,941,000 at

September 30, 2000, an increase of $833,000 or 20%. The increase in inventory is due the ramp up of new products introduced at To-Sew and Summit Learning. In addition, the manufacturing segment purchased inventory in anticipation of future sales requirements.

Prepaid advertising costs of $550,000 at September 30, 2000 represent deferred costs associated with mailing the 2000 catalogs. The Company commences its spring catalog program early in the first quarter and its fall catalog program in the middle of the third quarter. The costs of the mailings are charged against income on a pro-rata basis using estimated monthly revenues for each catalog.

The Company has a deferred tax asset of $634,000. Included in the net deferred tax asset at September 30, 2000 is the future tax benefit of a net operating loss carryforward approximating $2,450,000, which can be used to offset future taxable income. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL carryforwards are subject to certain limitations. Thus, ultimate realization of the NOL carryforward is not guaranteed. Nevertheless, the Company believes that it is more likely than not to be able to utilize the NOL carryforwards before they expire in 2009, 2010, and 2011.

Borrowings under the Company's working capital line of credit increased from $2,227,000 at December 31, 1999, to $3,066,000 at
September 30, 2000, an increase of $839,000 or 38%. The increased borrowings are attributed to the seasonal increases in accounts receivable, inventories, expenditures on the fall catalog program, and certain special charges related to the pending merger.

Other than the foregoing, management knows of no trends, demands, or  uncertainties that are reasonably likely to have  a  material
impact   on   the  Company's  short-term  liquidity  or   capital
resources.

Results  of Operations - Three months ending September  30,  2000
Compared to the Three months ending September 30, 1999

The acquisition of To-Sew affects the comparisons of operating results for the three months ending September 30, 2000 compared to the same period ending September 30, 1999.

The Company reported a net loss of ($57,000) for the third quarter of 2000, compared to net income of $449,000 for the same period of 1999. Basic and diluted loss per share for the third quarter of 2000 was ($0.05). For the third quarter of 1999, basic earnings per share were $0.42 and diluted earnings per share were $0.39. The third quarter of 2000 was negatively affected by special charges related to the pending merger and by the decline in operating income discussed below.

The Company's revenues in the third quarter of 2000 were $4,643,000, an increase of $19,000 from the $4,624,000 reported in the third quarter of 1999. The cost of goods sold for the third quarter ended September 30, 2000, was $2,700,000, a decrease of 1% from $2,737,000 in the third quarter of 1999. Consolidated gross profits for the third quarter of 2000 were $1,943,000, an increase of $56,000 from $1,887,000 in the third quarter of 1999.


Manufacturing Segment - For the manufacturing segment, revenues were $2,813,000 in the third quarter of 2000 compared to $3,180,000 in 1999. The sales decline is attributed to lower volume shipments to a few major institutional customers and to a general slowdown in international business. Although the manufacturing segment was able to improve its gross margin percent to 41% in 2000 from 40% in 1999, the lower sales volume reduced gross profits to $1,168,000 in 2000 from $1,289,000 in

1999. During 2000, the manufacturing segment increased its catalog advertising program. Third quarter advertising costs were $157,000 in 2000 and $92,000 in 1999, an increase of 71%.
Manufacturing segment operating income declined from $822,000 in 1999 to $686,000 in 2000.

Distribution Segment - Revenues for the distribution segment increased from $1,474,000 in 1999 to $1,862,000 in 2000. The acquisition of To-Sew provided $130,000 of the increase, and expanded catalog sales at Summit Learning provided the remainder. The increased sales volume produced increased gross profits for 2000, an increase of $177,000 from $598,000 in 1999 to $775,000 in 2000. Similarly, catalog advertising and other marketing expenses increased from $482,000 in 1999 to $674,000 in 2000. A complete three months of To-Sew operations accounted for $37,000 of the increase and the remainder is attributed to increased marketing activities at Summit Learning. Operating income for the distribution segment declined from $116,000 in 1999 to $101,000 in 2000.

Corporate  Segment - Substantially all general and administrative services are provided by corporate to the operating segments. The
cost   of  general  and  administrative  services  declined  from
$557,000 in 1999 to $512,000 in 2000.

Consolidated interest expense increased 24% from $91,000 in  1999 to $113,000 in 2000 reflecting both higher average balances on the Company's borrowings and an increase in the interest rate.

The Company recorded a deferred tax benefit of $36,000 on a loss before tax of ($93,000) for the three months ended September 30, 2000. The 38% effective tax rate is consistent with the rate expected to be in effect for the entire year and includes Federal taxes at the statutory rate of 34% plus the net impact of state taxes.

Operating cost increases had a negative effect on the Company during the third quarter of 2000. Although there has been little inflation in the cost of raw materials, operating margins were decreased by inflationary pressures in fuel and transportation, wages, employee benefits, and packaging. While the Company attempts to mitigate the impact of cost increases, there are no guarantees that cost increases will not have an adverse impact on the year 2000. Inflation did not have a material effect on the Company's operations for 1999.

The Company has generally experienced significant seasonality in its sales primarily due to the purchasing cycle of educational institutions. Historical trends indicate that the first and fourth fiscal quarters will each generate approximately 20% of annual sales and the second and third fiscal quarters will each generate approximately 30% of annual sales.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Results  of  Operations - Nine months ending September  30,  2000
Compared to the Nine months ending September 30, 1999

The acquisition of To-Sew affects the comparisons of operating results for the nine months ending September 30, 2000 compared to the same period ending September 30, 1999.

The Company reported a net loss of ($94,000) for the three quarters of 2000, compared to net income of $954,000 for same period of 1999. Basic and diluted loss per share for nine months of 2000 was ($0.09) per share. For nine months of 1999, basic earnings per share were $0.89 and diluted earnings per share were $0.84. The first nine months of 2000 were negatively affected by special charges related to the pending merger ($765,000) and by the decline in operating income discussed below.

The Company's revenues for three quarters of 2000 were $12,827,000, an increase of $670,000 or 6% from the $12,157,000 in three quarters 1999. The cost of goods sold for the three quarters ended September 30, 2000, was $7,568,000, an increase of 7% over $7,102,000 for the three quarters of 1999. Consolidated gross profits for the three quarters of 2000 were $5,259,000, an increase of $204,000 or 4% from $5,055,000 in the three quarters of 1999.

Manufacturing Segment - For the manufacturing segment, revenues were $7,774,000 in 2000 and $8,503,000 in 1999. The revenue decline is attributed to lower volume shipments to a few major institutional customers and to a general slowdown in international business. The manufacturing gross margin percent declined from 42.5% in 1999 to 41.5% in 2000. Inflationary pressure in labor costs and benefits, transportation (particularly fuel), and production supplies also reduced current year margins. Furthermore, the manufacturing segment incurred unfavorable production variances in 2000. Manufacturing gross profits declined to $3,225,000 in 2000 from $3,610,000 in 1999 (a decrease of 11%) as a result of the sales volume decline and cost increases. Catalog advertising costs increased $405,000 in 2000 from $239,000 in 1999, an increase of 69%. Other marketing costs decreased to $676,000 in 2000 from $753,000 in 1999, a decrease of 10%. Operating income for the manufacturing segment declined to $1,749,000 in 2000 from $2,154,000 in 1999.

Distribution Segment - Revenues for the distribution segment increased from $3,654,000 in 1999 to $5,053,000 in 2000. Revenues attributed to To-Sew were $1,054,000 in 2000 (nine months) versus $224,000 in 1999 (only one month of operation). The remaining revenue increase was the result of expanded catalog mailings for Summit Learning. The distribution segment was also able to increase its gross margin percent to 40%, primarily as a result of the acquisition of the high margin To-Sew products. Overall gross profits increased to $2,034,000 from $1,445,000, reflecting the higher sales volume and the improved margin percent. Catalog advertising and other marketing costs increased to $1,540,000 in 2000 from $1,186,000 in 1999. The portion of the increase that related to a full nine months of To-Sew operations was $176,000. The remaining cost increase is primarily the result of the increased Summit catalog mailings.

Corporate Segment - Substantially all general and administrative services are provided by corporate to the operating segments. The costs of general and administrative services increased to $1,681,000 in 2000 from $1,639,000 in 1999. Included in the year
2000 expenses in a non-cash expense of $120,000 incurred when the Company issued common stock warrants.

Consolidated interest expense increased 21% from $285,000 in 1999 to $345,000 in 2000 reflecting both higher average balances on the Company's borrowings and an increase in the interest rate.

The Company recorded a deferred tax benefit of $59,000 on a loss before tax of $153,000 for the nine months ended September 30,
2000. The 38% effective tax rate is consistent with the rate expected to be in effect for the entire year and includes Federal taxes at the statutory rate of 34% plus the net impact of state taxes.

Operating cost increases had a negative effect on the Company during nine months of 2000. Although there has been little inflation in the cost of raw materials, operating margins were decreased by inflationary pressures in fuel and transportation, wages, employee benefits, and packaging. While the Company attempts to mitigate the impact of cost increases, there are no guarantees that cost increases will not have an adverse impact on the year 2000. Inflation did not have a material effect on the Company's operations for 1999.

The Company has generally experienced significant seasonality in its sales primarily due to the purchasing cycle of educational institutions. Historical trends indicate that the first and fourth fiscal quarters will each generate approximately 20% of annual sales and the second and third fiscal quarters will each generate approximately 30% of annual sales.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

PART  II.  OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is involved in litigation regarding its proposed merger with GC Associates Holdings Corp., (GC). The complaints seek an order preventing AMEP from proceeding with the GC merger or any other business combination until an auction or other procedure designed to obtain the highest possible price for shareholders is held, and other relief. GC and its parent company, Geneve Corporation, and members of AMEP's Board of Directors also are named as defendants in the suit. The Company believes that the allegations are without merit.
The Company has announced that an agreement-in-principle has been reached by all parties to settle the litigation. The agreement-in-principle provides in material part that: (i) the Merger
Agreement dated as of August 14, 2000 between AMEP and GC will be amended so that the vote necessary to approve the proposed merger includes a majority of the votes cast by shareholders other than GC or Geneve Corporation, GC's parent company; (ii) the class action plaintiffs and their counsel will be entitled to express their views on materials concerning the proposed merger which are mailed to the public shareholders of AMEP and filed with the Securities and Exchange Commission (the "SEC"); and (iii) the
Company will pay plaintiffs' counsel fees and expenses. The agreement-in-principle is subject to court approval of a formal settlement agreement and consummation of the merger unless consummation does not occur by reason of the failure of a majority of votes of shareholders other than GC or Geneve to vote in favor of the merger at a meeting of the Company held for that purpose.
Item 2.  Changes in Securities
     None.
Item 3.  Default Upon Senior Securities
     None.
Item 4.  Submission of Matters to a Vote of Security Holders
     None.
Item 5.  Other Information
     None.
Item 6.  Exhibits and Reports on Form 8-K
     Exhibits:  None.
     Reports on Form 8-K:
        Company filed one report on Form 8-K, as follows:
        1. On August 29, 2000, the Registrant filed a Current Report on Form 8-K dated August 14, 2000, related to a definitive merger agreement and commencement of defense of merger related lawsuit. The report included:
               Item 5. Other Events
               Item 7. Financial Statements, Pro-Forma Financial
               Information and Exhibits.

                            SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN EDUCATIONAL PRODUCTS, INC.

Dated: November 13, 2000       By: /s/ Clifford C.  Thygesen
                                   -------------------------
                                       Clifford C. Thygesen, President


Dated: November 13, 2000       By: /s/ Frank L.  Jennings
                                   ----------------------
                                   Frank L.  Jennings, Chief
                                   Financial Officer
                                   and Vice President of Finance