Form 10KSB/A
period 1999-12-31
AMERICAN EDUCATIONAL PRODUCTS INC
filed 2001-03-09
CIK 790069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from _______________ to _______________

                         Commission file number: 0-16310
                                                 -------

                       AMERICAN EDUCATIONAL PRODUCTS, INC.
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Colorado                                             84-1012129
-------------------------------                          -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification number)

             6550 Gunpark Drive, Suite 200, Boulder, Colorado 80301
             ------------------------------------------------ -----
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (303) 527-3230
                                 --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The   Registrant's   revenues  for  the  year  ended  December  31,  1999,  were
$14,964,000.

As of March 15, 2000, the aggregate market value of the Common Stock of the Registrant based upon the closing prices of the Common Stock as quoted by NASDAQ (symbol "AMEP") held by non-affiliates of the Registrant was approximately $6,254,000. As of March 15, 2000, there were 1,082,070 shares of the Common Stock of the Registrant outstanding.

Amendment to Form 10-KSB for the Year Ended December 31, 1999
-------------------------------------------------------------

The signature page included herein contains revisions to the Form 10-KSB filed by American Educational Products, Inc. (the "Company") for the year ended December 31, 1999. The revisions are related to the titular descriptions of the Company's principal officers, Clifford C. Thygesen and Frank L. Jennings.

Mr. Thygesen's title is changed from "Chief Operating Officer" to "Principal Executive Officer." Mr. Jennings' title is changed from "Chief Financial Officer" to "Principal Financial Officer."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERICAN EDUCATIONAL PRODUCTS, INC.

Date: March 20, 2000                       /s/ Clifford C. Thygesen
      ---------------                      ----------------------------------
                                           Clifford C. Thygesen, President &
                                           Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                        Date
---------                             -----                        ----


/s/ Robert A. Scott           Chairman of the Board,            March 20, 2000
--------------------------    Secretary and Director            ---------------
Robert A. Scott


/s/ Clifford C. Thygesen      President and Director            March 20, 2000
--------------------------    (Principal Executive Officer)     ---------------
Clifford C. Thygesen


/s/ Frank L. Jennings         Vice President and                March 20, 2000
--------------------------    Assistant Secretary               ---------------
Frank L. Jennings             (Principal Financial Officer)



/s/ Stephen G. Calandrella    Director                          March 20, 2000
--------------------------                                      ---------------
Stephen G. Calandrella


/s/ Richard J. Ciurczak       Director                          March 20, 2000
-----------------------                                         ---------------
Richard J. Ciurczak


/s/ Wayne R. Kirschling       Director                          March 20, 2000
--------------------------                                      ---------------
Wayne R. Kirschling


/s/ John J. Crawford          Director                          March 20, 2000
--------------------------                                      ---------------
John J. Crawford


/s/ Clifford L. Neuman        Assistant Secretary and           March 20, 2000
--------------------------                                      ---------------
Clifford L. Neuman            Director