Form 10KSB
period 2000-12-31
AMERICAN EDUCATIONAL PRODUCTS INC
filed 2001-04-03
CIK 790069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from _______________ to _______________

                         Commission file number: 0-16310
                                                 -------

                       AMERICAN EDUCATIONAL PRODUCTS, INC.
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Colorado                                             84-1012129
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification number)

              6560 Gunpark Drive, Suite E, Boulder, Colorado 80301
              ---------------------------------------------- -----
               (Address of principal executive offices) (Zip Code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
  X  Yes          No
----          ----


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment. [ ]

The   Registrant's   revenues  for  the  year  ended  December  31,  2000,  were
$16,192,000.

As of March 27, 2001, the aggregate market value of the Common Stock of the Registrant based upon the closing prices of the Common Stock as quoted by NASDAQ (symbol "AMEP") held by non-affiliates of the Registrant was approximately $4,999,000. As of March 27, 2001, there were 1,212,740 shares of the Common Stock of the Registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant hereby incorporates herein by reference the following documents:

     Part III

Item 9. Directors and Executive Officers of the Registrant.

Item 10. Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Item 12. Certain Relationships and Related Transactions.

     The  foregoing  are   incorporated  by  reference  from  the   Registrant's
     definitive Proxy Statement relating to its annual meeting of stockholders, which will be filed within 120 days of December 31, 2000.



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


                                     PART I

Item 1. Description of Business

Relocation
----------

Effective March 19, 2001, American Educational Products, Inc. relocated its office. The new address is 6560 Gunpark Drive, Suite E, Boulder Colorado 80301. The telephone number did not change. It is (303) 527-3230.


Background
----------

American Educational Products, Inc. ("AMEP" or the "Company") was organized in 1986 under the laws of the State of Colorado to pursue mergers and acquisitions. That year, the Company completed an initial public offering and made its first acquisition, an educational product manufacturer named Scott Resources, Inc. ("Scott"). Since that time, the Company has focused on the education industry and the development of hands-on educational materials and consequently, the Company's core products consist of a broad range of proprietary materials that are used to educate students in pre-school through high school (the "K-12" market).

From 1986 until 1999, the Company practiced an acquisition strategy that was primarily designed to enhance product lines and accelerate the Company's growth rate. In recent years, the once fragmented education industry has undergone a period of considerable consolidation. This overall industry consolidation attached additional urgency to this acquisition strategy. The Company sought acquisition opportunities that, in addition to complementing existing business, would strengthen AMEP's overall market position.

During 2000 AMEP ceased its acquisition activities after G.C. Associates Holdings Corp. ("GC") acquired a majority position in AMEP's common stock. In April 2000, the Board of Directors was restructured and representatives of GC were appointed to fill two of the three Board positions. In July 2000, the Board agreed to merge AMEP with GC and a Definitive Merger Agreement was signed on August 14, 2000. Consummation of the merger is subject to certain conditions including completion of regulatory filings and approval by minority shareholders. If the merger is approved, AMEP will become a wholly owned subsidiary of Nasco International, Inc. ("Nasco"). In March 2001, Nasco became the successor to GC's interest in the shares of AMEP previously owned by GC and it assumed all of GC's rights and obligations under the Merger Agreement. Nasco is one of AMEP's largest customers.

Terms of the merger provide for all shareholders other than Nasco and its affiliates to receive $10.00 cash for each share of AMEP common stock. The Company has prepared an information and disclosure statement (Schedule 14A Information - Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934) and submitted it to the Securities and Exchange Commission ("SEC") for their review. Upon completion of the SEC review, the statement will be mailed to shareholders.

Effective September 1, 1999, AMEP acquired the business known as To-Sew ("To-Sew") for a cash purchase price aggregating $1,270,000. To-Sew is a mail order manufacturer and distributor of sewing kits that are primarily used in home economics or family consumer science classes. Borrowings under the Company's working capital line of credit plus cash flow from operations funded the acquisition.

The Company completed two significant acquisitions during 1998, National Teaching Aids ("NTA") and Summit Learning ("Summit"). NTA, who developed and manufactures the Microslide(TM) System, was acquired in a stock purchase transaction. The Microslide(TM) System consists of Microslide(TM) viewers, a low cost alternative to traditional microscopes, and the accompanying Microslide(TM) sets of 35mm photographic images produced under ideal laboratory conditions. These materials are used along with NTA lesson plans in order to illustrate various scientific topics.

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

Industry
--------

AMEP operates as a supplier of supplemental educational materials. Specifically, the Company manufactures and distributes manipulative products designed to give K-12 students a hands-on learning experience.


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

     Fraction Bars(R) - A comprehensive series of manipulatives that introduce and teach fraction concepts.

     Decimal Squares(R) - A program that teaches decimals and percents through a complete series of objectives, manipulatives, activities, and tests.

     Chip Trading(R) - An activities  program that uses  manipulatives  to teach
          the  basic  skills  of  addition,  subtraction,   multiplication,  and
          division.

     ScottGeoboards - Wooden or plastic tiles with pin arrays that teach basic geometric concepts.

     Pattern Blocks and Color Cubes - Painted wooden or plastic blocks of various shapes that teach shapes, counting, and sorting to younger students, and angles, fractions, areas, and volumes to older students.

     ColorTiles - Plastic, square tiles that demonstrate basic operations with whole numbers for primary age learners and problem solving skills for intermediate and middle school learners.

     Fraction Interaction(R) - A video series that includes three videos for teaching fractions. The videos are developed for middle school learners. Videolabs, a package that combines a video and Scott manipulatives for student activities, and Teacher Packs are also available.

     Clever Catch(R) - A series of beach balls that illustrate math, geography, money, time, and phonics skills.

     Checks + Balances(R) - A kit designed to teach personal finance skills.

     Math Chase(R) - A set of three games that reinforce and extend math skills at multiple levels.

     AlgeBits(TM) - A set of manipulatives for teaching pre-algebra concepts to middle school learners.

     Stretch & Shape(R) - A package with Geoboards and activities for an introduction to geometry concepts.

     Terrific Triangles(R) - An activities program that uses manipulatives to teach whole number concepts and operations at the kindergarten and early elementary levels.

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

The acquisition of National Teaching Aids (NTA) in 1998 equipped the Company with a new product line. The well established NTA Microslide(TM) system consists of a durable and easy to use viewer that resembles a microscope, over 150 different sets of Microslides(TM) for use with the viewer, and detailed lesson plans and teacher guides for each of the slide sets. Other NTA products include a series of Science Made Easy(TM) Kits that demonstrate core concepts in organic and inorganic chemistry, photosynthesis, and various topics in human biology. The NTA product line also includes a Human Skeleton Model that students can assemble and reassemble.

The To-Sew acquisition provides a product line of sewing kits used in home economics or family and consumer science classes. To-Sew kits provide the sewing student with all of the material needed to produce a completed product. The kits include fabric, needles, thread, buttons, patterns, and instructions. Most of To-Sew's sales are kits to produce small pillows in the shapes of animals, sports equipment, cartoon characters, or other youth-related designs. A few of the kits produce tote bags such as gym bags or lunch bags and there are also a few clothing designs.

The raw materials and components that the Company uses are purchased from a large number of domestic and foreign suppliers. There are a few vendors that the Company considers critical to its operation. If a disruption in supply from one of these critical vendors occurred, alternate vendors could be found. However, delays in production could result. Although the Company has not experienced significant increases in cost for raw material during the last two years, the increased cost of petroleum and its derivative products in 2000 and 2001 is expected to have an adverse impact on the Company's profitability. The majority of the impact is expected to come in the form of higher raw material costs as suppliers pass through their increased manufacturing, utility, and transportation costs.

The Company's business is inherently seasonal. There are wide variations in sales from month to month and as a result, accounts receivable, inventories, and accounts payable also vary. The summer months are the most active as educational institutions restock their supplemental materials for the next school year. Sale terms are typically net 30 days and orders are normally filled within 14 days.

As of December 31, 2000, the Company had an order backlog of $88,000, compared to backlogs of $514,000 on December 31, 1999 and $800,000 on December 31, 1998. Historically, the order backlog at year-end has not been indicative of future sales.


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

The Company believes that demand for manipulative educational products is increasing in several international locations. Although the Company does not own or operate any overseas facilities, it has established relationships with certain large foreign educational dealers and approximately 5% of sales are exports. Europe, the Pacific Rim, and the Middle East account for a majority of international sales. Nevertheless, the international marketplace is subject to extremely competitive pricing and politically motivated decision making.


Competition
-----------

The Company faces competition from businesses that range in size from sole proprietorships to large corporations, and the products manufactured by these competitors range from textbooks to manipulatives and models. Similarly to AMEP, many of these entities publish catalogs and also list their products in dealer catalogs. Some of the competitors are larger and have greater financial resources than AMEP. The Company believes that its competitive advantages include its extensive offering of proprietary products, its ability to deliver custom orders and specialized products, and its distribution network.

During the last several years, there has been increasing competition from foreign educational product manufacturers whose merchandise is often priced lower than the Company's. While the Company can provide its customers with better delivery schedules and more comprehensive teacher manuals, foreign competition could adversely affect the Company in the future.

The Company's math products directly compete with products such as Attribute Blocks, Cuisinaire Rods, and Base 10 Blocks. In earth science and geology, the principal direct competitors in the market are Ward's Natural Science Establishment and Geo-Science, although some hobby outlets and science supply houses have begun to enter this market. In recent years, NTA's Microslide(R) System has been the target of direct competition from Learning Resources.

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

The product development process includes prototype development and formal field testing. The manufacturing segment developed 18 new products in 2000, including three new Microslide(R) sets, five science guide books, two math guide books, two new Clever Catch(R) balls, a motorized orrery, Terrific Triangles(R) Second Grade, two science charts, the "Spinosaur Tooth Box," and a raised relief map of Banff. The distribution segment developed 27 new products for its To-Sew brand, including eight pillow kits, three wall displays, six clothing products, six clothing decoration sewing kits, and four costumes.


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

The Company owns federally registered Trademarks for the following product names: Fraction Bars(R), Decimal Squares(R), Chip Trading(R), Math Chase(R), Math in Brief(R), Clever Catch(R), Fraction Interaction(R), Earth Science VideoLab(R), Nature Finder(R), Stretch & Shape(R), Checks and Balances(R), Terrific Triangles(R), and Microslide(R). The Company claims common law trademark protection in all of its proprietary marks.

The Company considers all of the copyrights, licenses, and trademarks to be valuable property rights. The Company believes that the protection afforded by these intellectual property rights and the law of trade secrets is adequate protection for its products. However, it is possible for a competitor to develop near imitations of the Company's products without violating those rights.


Personnel
---------

The Company has 95 employees in full time regular positions. Personnel are located in Boulder, Colorado; Fort Collins, Colorado; and Chippewa Falls, Wisconsin. There are 40 persons employed in direct manufacturing positions; 12 persons employed in factory supervisory, clerical, purchasing, and product development positions; 9 persons employed in shipping and receiving positions; 15 persons employed in sales, marketing and customer service positions; and 19 persons employed in accounting, computer operations, and other general or administrative positions.

The Company is not part of any collective bargaining agreement. There have been no work stoppages and the Company believes its employee relations are good.


Item 2. Description of Property

The Company owns 3.5 acres of land and five buildings on the north side of Fort Collins, Colorado. This facility houses earth science product manufacturing, customer service, marketing, and accounting operations. The buildings total 18,500 square feet, of which 14,200 are manufacturing and warehousing. The remaining 4,300 square feet are office space. This property is subject to a lien under the Company's borrowing arrangement.

The Company also leases 22,500 square feet of space on the east side of Fort Collins, Colorado to provide additional warehouse and office space. Monthly lease payments approximate $12,000 and the lease expires in April 2002.

The Wisconsin manufacturing facilities are located in Chippewa Falls, Wisconsin. The main plant is approximately 37,000 square feet and is leased at $8,250 per month. The lease is subject to annual renewal. The smaller facility houses light assembly and warehousing in a leased area comprising 10,000 square feet. Monthly lease payments are $3,000 and the lease expires in September 2001.

The Company leases space in Boulder, Colorado for its corporate headquarters. This property consists of 1,065 square feet and is currently leased at $1,400 per month, expiring March 2002.

The Company believes that each of its facilities is adequate for its intended purpose and does not plan any significant investment in additional facilities during the next year.


Item 3. Legal Proceedings

In connection with the Company's proposed merger, William Federman commenced a civil lawsuit on July 13, 2000 in the District Court in Boulder County, Colorado, on behalf of himself and, purportedly, all others similarly situated. The complaint sought an order preventing AMEP from proceeding with the merger or any other business combination until an auction or other procedure designed to obtain the highest possible price for shareholders was held, and other relief. GC and its parent company, Geneve Corporation, and members of AMEP's Board of Directors were named as defendants in the suit in addition to the Company.

Shortly after the Federman suit was filed, another action alleging almost identical claims was filed in the same court by Dean Shahinian on behalf of himself and all others similarly situated. The two cases were consolidated into one action.

On November 13, 2000, all parties reached an agreement-in-principle to settle the lawsuit. The Court has granted preliminary approval of the settlement agreement. The Court provisionally certified the lawsuit as a class action and set a "Settlement Fairness Hearing" for May 2, 2001. Shareholders and warrantholders of AMEP common stock are permitted to submit objections as to the fairness of the settlement to the Court. Absent any objections, the order is likely to be made final at the conclusion of the hearing on May 2, 2001.


Item 4.   Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ending December 31, 2000.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock
---------------------------

The Company's Common Stock trades on the NASDAQ SmallCap Market under the symbol AMEP and on the Pacific Exchange under the symbol EP.

The following table summarizes the high and low bid quotations for the Company's common stock during the last two fiscal years. The prices represent quotes between broker-dealers and do not include retail markups, markdowns or commissions. The prices do not necessarily reflect actual transactions.

                                                  High          Low
                                                  ----          ----
        1999
        ----
        First Quarter                            $11.50        $9.25
        Second Quarter                            10.63          8.44
        Third Quarter                             10.69          8.50
        Fourth Quarter                            12.88         10.13

        2000
        ----
        First Quarter                             10.94          9.00
        Second Quarter                            10.69          8.25
        Third Quarter                             10.06          9.19
        Fourth Quarter                             9.50          8.88

        2001
        ----
        First Quarter (through March 27, 2001)     9.38          9.06

The bid price of the Company's common stock as of March 27, 2001 was $9.16 per share.

As of March 27, 2001, there were approximately 200 shareholders of record and approximately 500 beneficial shareholders.


Dividends
---------

On October 30, 2000, the Company paid a special cash dividend aggregating $781,000 (equivalent to $0.645 per share) to shareholders of record as of August 18, 2000. Funds for the dividend were provided by equity transactions, primarily the exercise of stock options and warrants during the third quarter. Other than this special dividend, the Company has paid no cash dividends during the last two fiscal years. Future dividend policy is subject to the discretion of the Board of Directors and is dependent on a number of factors, including future earnings, capital requirements, and the financial condition of the Company.

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

In March 2000, G.C. Associates Holdings Corp. ("GC") acquired a majority interest in AMEP. In July 2000, the AMEP Board of Directors approved a merger between GC and AMEP. On August 14, 2000, a Definitive Merger Agreement was signed. In March 2001, Nasco International, Inc. ("Nasco") became the successor to GC's interest in the shares of AMEP previously owned by GC and assumed all of GC's rights and obligations under the merger agreement. If the merger is consummated, Nasco will acquire all of the issued and outstanding shares of common stock held by minority shareholders at a price of $10.00 per share. Nasco is a subsidiary of Geneve Corporation.

Consummation of the merger is contingent on several factors, including approval by a majority of the votes cast by the minority shareholders. The Company plans to hold a special meeting of shareholders to consider and vote on the merger. Additional information will be mailed to shareholders with an invitation to attend the meeting.

If the merger is consummated, AMEP will become a wholly owned subsidiary of Nasco and will be delisted from the NASDAQ SmallCap Market and the Pacific Exchange. Furthermore, it is intended that registration of AMEP common stock under the Exchange Act will be terminated. Such termination will reduce the information that is required to be furnished to shareholders.

If the merger is consummated, Nasco intends to consolidate certain functions. Nasco expects the consolidation to reduce AMEP's costs of operation. AMEP and Nasco have entered into an agreement in principle pursuant to which it is anticipated that Nasco will manage Summit and To-Sew on behalf of AMEP from Nasco's existing facilities. Relocation of certain Summit and To-Sew operations from Fort Collins, Colorado to Fort Atkinson, Wisconsin began in March 2001.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the explanatory notes, beginning on page F-1 in this annual report.


Liquidity and Capital Resources  December 31, 2000 Compared to December 31, 1999
--------------------------------------------------------------------------------

The Company's liquidity and capital resources proved to be sufficient for operations during 2000 despite a net loss of ($473,000) in 2000 compared to net income of $1,102,000 in 1999. Earnings before interest, taxes, depreciation and amortization were $844,000 in 2000 and $1,813,000 in 1999. The majority of the decrease is due to special charges of $785,000.

During 2000, cash balances increased to $223,000 from $94,000. Cash flows from operations of $322,000 and from financing activities of $132,000 were utilized in investing activities ($325,000). During 1999, cash flows from operations of $1,655,000 were utilized in investing activities ($1,658,000) and in financing activities ($27,000).

During 2000, cash flow from operations was sufficient to fund all of the Company's operating cash requirements. In addition, 134,000 options and warrants were exercised, providing sufficient funds to pay a special cash dividend aggregating $780,500 and to pay the special charges of $785,000.

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

The Company's working capital line of credit is an asset based financing arrangement with U.S. Bank Business Finance. The arrangement expires on April 30, 2002, and provides for borrowings up to $4,050,000. Certain amounts available to be borrowed under the agreement are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. Under the formula, the Company could have borrowed up to $3,074,000 as of December 31, 2000. Borrowings are collateralized by substantially all the Company's assets. Interest, computed at a floating rate plus 1%, is payable monthly. In addition, the Company is required to make minimum monthly principal payments of $36,000.

The borrowing arrangement contains a demand provision such that the lender can demand repayment at any time. Accordingly, the entire balance of outstanding borrowings is reflected as a current liability. In addition, the borrowing arrangement contains both positive and negative compliance covenants. The Company is currently in violation of two covenants. One concerns actions that result in a change in control of the Company. The second requires the Company to maintain a fixed charge coverage ratio of 1.75 (as defined). Despite these failures, the lender has not demanded payment. Should such a demand be made, the Company would not have the funds available to meet such demand. There are current negotiations with the lender to restructure the terms of the debt.

The Company believes that the funds available to it in 2001 will be adequate to meet its operating requirements. The source of those funds will be cash flow from operations and additional borrowings available under the arrangement with its lender.

The Company experienced a 2% working capital increase in the year ended December 31, 2000. Current assets of $8,495,000 increased $817,000 from December 31, 1999, and current liabilities increased $746,000 from $4,348,000 to $5,094,000. As a result, working capital increased from $3,330,000 to $3,401,000. The current ratio (current assets divided by current liabilities) decreased from
1.77 to 1.67. Working capital improved because of funds generated by operations and proceeds from the exercise of stock options and warrants.

Accounts  receivable   decreased  from  $1,952,000  at  December  31,  1999,  to
$1,888,000 at December 31, 2000, a decrease of $64,000 or 3%.

Inventories increased from $4,108,000 at December 31, 1999, to $4,949,000 at December 31, 2000, an increase of $841,000 or 20%. This increase is due to a build up of finished goods inventory in the manufacturing segment in anticipation of increasing year to year revenues. Instead, manufacturing segment revenues fell 7%. In addition, distribution segment inventories increased to accommodate both new product introductions and revised material replenishment programs.

Prepaid advertising costs of $1,213,000 at December 31, 2000 represent costs associated with mailing the 2001 spring catalogs. The comparable amount from December 31, 1999 was $1,171,000.

Net property and equipment decreased from $2,459,000 at December 31, 1999, to $2,162,000 at December 31, 2000, a decrease of $297,000 or 12%. The Company recorded depreciation expense of $637,000 for 2000. Capital expenditures were $340,000, which consisted of reproduction masters for proprietary products, production tooling, and new information system hardware and software.

The carrying value of the video and film library costs decreased from $94,000 at December 31, 1999 to $0 at December 31, 2000. All of the decrease represented normal amortization expense. All of the costs incurred in previous years to produce this library of work have been fully amortized. However, these works continue to sell and are still considered active products. Fully amortized costs will remain on the balance sheet until the videos are discontinued. In 2001, the Company has initiated development of new videos.

Intangible and other assets decreased from $1,732,000 at December 31, 1999, to $1,515,000 at December 31, 2000, a decrease of $217,000 or 13%. The decrease is from normal goodwill and covenants amortization of $217,000.

Accounts payable increased from $1,349,000 at December 31, 1999, to $1,409,000 at December 31, 2000, an increase of $60,000 or 4%. This increase is related to spending on the 2001 catalog program.

Borrowings under the Company's working capital line of credit increased from $2,227,000 at December 31, 1999, to $2,541,000 at December 31, 2000, an increase of $314,000 or 14%. The increase primarily represents spending on increased inventories and increased catalogs.

Stockholders'   equity  decreased  from  $7,389,000  at  December  31,  1999  to
$7,384,000 at December 31, 2000, a decrease of $5,000. The decrease resulted from the exercise of options and warrants, yielding proceeds of $1,110,000, offset by the payment of a special cash dividend of $781,000 and the net loss of $473,000.

During 1997, the Company issued a warrant dividend to existing shareholders. The warrant dividend consisted of one warrant for each share of common stock owned by shareholders of record on June 5, 1997. Each warrant entitled its holder to purchase one additional share of the Company's common stock at an exercise price of $10.00 per share. No voting rights were attached to the warrant. There were 50,000 warrants exercised in 2000 and the remaining outstanding warrants expired in December 2000.

The Company engaged the services of an investor relations firm and an investment-banking firm to assist the Company in maximizing shareholder value in 2000. In connection therewith, the Company issued warrants to purchase 75,000 shares of common stock at an exercise price of $8.00 per share. During fiscal year 2000, the Company recorded a charge of $120,000 reflecting the imputed cost of these warrants. All of these warrants were exercised in August 2000. The Company received gross proceeds of $600,000 from this exercise.

Other  than  the  foregoing,   management  knows  of  no  trends,   demands,  or
uncertainties that are reasonably likely to have a material impact on the Company's short-term liquidity or capital resources.


Results of Operations -- 2000 Compared to 1999 and 1998
-------------------------------------------------------

The comparisons of operating results for 2000 to 1999 and 1998 are affected by the acquisitions made by the Company during these periods. Furthermore, the acquisitions have transformed a single segment manufacturing enterprise into a multi-segment manufacturing and distribution enterprise. Although the Company is highly integrated and shares many common components and expenses, the Company's information system provides separate reporting for the manufacturing operations (Hubbard, NTA, and Scott) that sell primarily to wholesalers, and the distribution operations (Summit and To-Sew) that sell primarily to the end user.

The Company reported a net loss of ($473,000) for 2000 compared to net income of $1,102,000 for 1999 and $850,000 for 1998. Net loss for 2000 was ($0.42) per share, 1999 income was $1.03 per share, and 1998 income was $0.85 per share.

The Company's revenues in 2000 were $16,192,000, an increase of $1,228,000 or 8% from prior year revenues of $14,964,000 and an increase of $4,517,000 or 39% above 1998. Sales for the manufacturing segment decreased primarily due to lower industry sales in science products. Manufacturing revenues in 2000 were $9,708,000, a decrease of $634,000 or 6% from 1999 revenues of $10,342,000 and
$554,000 or 6% more than 1998 revenues of $9,154,000. Distribution segment 2000 revenues increased $1,862,000 or 40% to $6,484,000 from $4,622,000 in 1999 and increased $3,963,000 or 157% over $2,521,000 in 1998. To-Sew was acquired in September 1999 and Summit Learning was acquired in July 1998, which accounts for the significant increases over the last three years. See the proforma comparisons in the footnotes to the financial statements.

The cost of goods sold for the year ended December 31, 2000 was $9,836,000, an increase of 9% from the prior year figure of $8,992,000 and 44% more than 1998. Cost of goods sold increased because of the overall sales increase in 2000. The Manufacturing segment cost of goods sold for 2000 was $5,811,000, a decrease of $359,000 or 6% from 1999 cost of $6,170,000 and an increase of $293,000 or 5%
from 1998 cost of $5,518,000. Manufacturing cost of goods sold dropped because of the drop in sales revenue. Distribution cost of goods sold of $4,025,000 in 2000 increased $1,203,000 or 43% over $2,822,000 in 1999 and $2,700,000 or 204%
over $1,325,000 in 1998. To-Sew was acquired in September 1999 and Summit Learning was acquired in July 1998, which accounts for the significant increases over the last three years. See the proforma comparisons in the footnotes to the financial statements.

Consolidated gross profits for 2000 were $6,356,000, an increase of $384,000 or 6% from the prior year gross profit of $5,972,000, and an increase of $1,524,000 or 32% above 1998. As a percentage of sales, the gross margin decreased from 40% in 1999 to 39% in 2000. Manufacturing 2000 gross margin of $3,897,000 decreased $275,000 or 7% from $4,172,000 in 1999 and increased $261,000 or 7% over 1998 of
$3,636,000. The 2000 decrease is due to lower sales. The Distribution segment 2000 gross margin of $2,459,000 increased $659,000 or 37% from $1,800,000 in
1999 and  increased  $1,263,000  or 106% over  $1,196,000  in 1998.  To-Sew  was acquired in September 1999 and Summit Learning was acquired in July 1998, which accounts for the significant increases over the last three years. See the proforma comparisons in the footnotes to the financial statements.

The advertising component of marketing costs increased $453,000 or 29% from 1999 and increased $1,326,000 or 197% from 1998. The 2000 increase is from expansion of the catalog programs and the acquisition of To-Sew. The increase over 1998 is mainly the result of the Summit Learning acquisition in 1998 and To-Sew acquisition in 1999. Year 2000 was the first full year of operations for both companies with a full year of catalog spending incurred.

Other marketing costs increased by $83,000 or 6% from 1999 and increased by $286,000 or 25% from 1998. The increased costs are primarily a function of increased business activity. As a percentage of sales these costs were 9% in 2000, 9% in 1999, and 10% in 1998.

General and administrative expenses increased by $44,000 or 2% from 1999 and increased by $470,000 or 26% from 1998. General and administrative expenses as a percentage of sales were 14% in 2000 compared to 15% in 1999 and 1998.

Operating income was $681,000 in 2000, $877,000 in 1999, and $1,239,000 in 1998.
As a percent of sales, operating income was 4% in 2000, 6% in 1999, and 11% in 1998. Lower industry sales in science products had a negative impact on operating income. Certain advertising expenditures, especially in the recently acquired To-Sew operation, did not produce the expected revenue increase.

During 2000, AMEP incurred certain costs classified as special charges in the accompanying statement of operations. These costs include approximately $350,000 related to the redemption of stock options held by directors, $98,000 related to the redemption of stock options held by employees, $250,000 related to shareholder litigation, and $87,000 of various legal, accounting and regulatory fees incurred as a result of the pending merger.

Interest expense increased from $350,000 in 1999 (27% increase) and $358,000 in 1998 (24% increase) to $445,000 in 2000. The increase is primarily due to the variable rate line of credit interest rate changing from 9.5% in 1999 to 10.5% in 2000 and higher loan balances.

The Company recorded an income tax benefit of $76,000 as of December 31, 2000 to reflect the carryforward of the current year net loss. During 1994, 1995, and 1996, the Company also reported net operating losses ("NOL") for tax purposes. The accumulated losses can be carried forward and used to offset future taxable income. During 1997, 1998, and 1999, the Company utilized a portion of its NOL carryforwards to offset taxable income reported in those years. As of December 31, 2000, the remaining NOL carryforwards totaled $2,300,000. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL carryforwards are subject to certain limitations. Thus, ultimate realization of the NOL carryforward is not guaranteed. Nevertheless, the Company believes that it is more likely than not to be able to utilize the NOL carryforwards before they expire in 2009, 2010, and 2011. The NOL carryforward is the largest component of the net deferred tax asset.

Inflation did not have any material effect on the Company's operations for 2000 and 1999. During 2000, there was an increase in the cost of petroleum and its derivative products. Those cost increases resulted in increased surcharges for incoming freight and shipping. These charges did not materially impact the financial statements for 2000. However, increased costs of petroleum and utilities have continued into 2001. They may have an adverse impact on the Company's future profitability in the form of higher raw material costs as suppliers pass through their increased manufacturing, utility, and transportation costs. While the Company attempts to mitigate the impact of cost increases, there are no guarantees that future cost increases would not have an adverse impact.

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


Item 7. Financial Statements

The following financial statements are filed as part of this report beginning on page F-1:

     1.   Independent Auditor's Report

     2.   Consolidated  Balance Sheets as of December 31, 2000, and December 31,
          1999

     3. Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998

     4. Consolidated Statement of Stockholders' Equity for the period of January 1, 1998 through December 31, 2000

     5. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

     6.   Notes to Consolidated Financial Statements


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were neither changes in accountants nor disagreements of the type required to be reported under this Item between the Company and its independent accountants, Hein + Associates LLP, during the fiscal years ended December 31, 2000, December 31, 1999, or December 31, 1998.

                                    PART III


Item 9. Directors and Executive Officers of the Registrant.


Item 10. Executive Compensation.


Item 11. Security Ownership of Certain Beneficial Owners and Management.


Item 12. Certain Relationships and Related Transactions.

     The  foregoing  are   incorporated  by  reference  from  the   Registrant's
     definitive Proxy Statement relating to its annual meeting of stockholders, which will be filed within 120 days of December 31, 2000.


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
                                    form of warrant)

   4.                 2.1           Asset Purchase Agreement dated  March 1,
                                    1994, with Churchill Films, Inc.

   5.                 2.2           Asset Purchase  Agreement  dated
                                    December 20, 1995, with Steck-Vaughn
                                    Publishing Corporation relating to the sale of Summit Learning, Inc. assets


   6.                 2.3           Asset Purchase Agreement dated June 17,
                                    1997, with New SVE, Inc. relating to
                                    the sale of AEP Media Corporation assets


   7.                 2.4           Stock Purchase Agreement dated April 13,
                                    1998, with National Teaching Aids, Inc., et al relating to the purchase of National Teaching Aids, Inc.

   8.                 2.5           Asset Purchase and Sale Agreement dated
                                    August 4, 1998, with SV  Distribution
                                    Company  relating to the purchase of
                                    operating assets known as Summit Learning

  10.                 2.6           Asset Purchase and Sale Agreement dated
                                    September 1, 1999 with  To-Sew, Inc.
                                    relating to the purchase of operating
                                    assets known as To-Sew

  13.                10.1           Indemnification Agreement and Release
                                    between the Registrant and its Directors

  14.                 2.7           Agreement and Plan of Merger between G.C.
                                    Associates Holdings Corp. and American
                                    Educational Products, Inc. dated as of
                                    August 14, 2000

  15.                99.1           Press  release issued by AMEP on August 14,
                                    2000 entitled "American Educational
                                    Products, Inc. Executes Definitive Merger
                                    Agreement, Commences Defense of Merger
                                    Related Lawsuit, and Announces Second
                                    Quarter Results"

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

    11. Incorporated by reference from the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 24, 2000.

    12. Incorporated by reference from the Registrant's Current Report on Form 8-K dated April 20, 2000 and filed with the Commission on April 24, 2000.

    13. Incorporated by reference from the Registrant's Current Report on Form 8-K dated April 28, 2000 and filed with the Commission on May 4, 2000.

    14. Incorporated by reference from the Registrant's Current Report on Form 8-K dated August 14, 2000 and filed with the Commission on August 29, 2000.

    15. Incorporated by reference from the Registrant's Proxy Statement on Form 14A filed with the Securities and Exchange Commission on December 29,
          2000.


Reports on Form 8-K
-------------------
The Registrant filed no Current Reports on Form 8-K during the fourth quarter ended December 31, 2000.

              AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







                                                                       PAGE

INDEPENDENT AUDITOR'S REPORT F-2

CONSOLIDATED BALANCE SHEETS - December 31, 2000, and 1999               F-3

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years Ended
December 31, 2000, 1999, and 1998                                       F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY -
From January 1, 1998 through December 31, 2000                          F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years
Ended December 31, 2000, 1999, and 1998                                 F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-7

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
American Educational Products, Inc.
Boulder, Colorado


We have audited the accompanying consolidated balance sheets of American Educational Products, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Educational Products, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

/s/ HEIN + ASSOCIATES LLP
--------------------------
HEIN + ASSOCIATES LLP



Denver, Colorado
March 9, 2001


              AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        as of December 31, 2000, and 1999

                                                                            2000            1999
                                                                        ------------    ------------
                                ASSETS

CURRENT ASSETS
      Cash                                                              $    223,000    $     94,000
      Trade receivables, net of allowance of $146,000 and $95,000          1,888,000       1,952,000
      Inventories                                                          4,949,000       4,108,000
      Prepaid advertising costs                                            1,213,000       1,171,000
      Other                                                                  222,000         353,000
                                                                        ------------    ------------
           TOTAL CURRENT ASSETS                                            8,495,000       7,678,000

PROPERTY AND EQUIPMENT, net                                                2,162,000       2,459,000

INTANGIBLE ASSETS, net                                                     1,515,000       1,732,000

DEFERRED TAXES, net                                                          651,000         575,000

VIDEO LIBRARY, net                                                                 -          94,000

OTHER ASSETS                                                                  83,000          93,000
                                                                        ------------    ------------

TOTAL ASSETS                                                            $ 12,906,000    $ 12,631,000
                                                                        ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Note payable                                                      $  2,541,000    $  2,227,000
      Current maturities of long-term debt                                   420,000         430,000
      Accounts payable                                                     1,409,000       1,349,000
      Accrued expenses                                                       724,000         342,000
                                                                        ------------    ------------
           TOTAL CURRENT LIABILITIES                                       5,094,000       4,348,000

LONG - TERM DEBT, less current maturities                                    428,000         894,000

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY
      Preferred stock; $0.01 par value; 50,000,000 shares authorized;
           none issued or outstanding                                              -               -
      Common stock; $0.05 par value; 100,000,000 shares authorized;
           1,212,740 and 1,076,070 shares issued and outstanding              60,000          54,000
      Additional paid in capital                                           7,677,000       7,215,000
      Retained earnings (accumulated deficit)                               (353,000)        120,000
                                                                        ------------    ------------
           TOTAL STOCKHOLDERS' EQUITY                                      7,384,000       7,389,000
                                                                        ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                             $ 12,906,000    $ 12,631,000
                                                                        ============    ============

           See accompanying notes to consolidated financial statements


              AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the Years ended December 31, 2000, 1999, and 1998


                                            2000            1999            1998
                                        ------------    ------------    ------------
INCOME:
     Net sales                          $ 16,192,000    $ 14,964,000    $ 11,675,000
     Cost of goods sold                    9,836,000       8,992,000       6,843,000
                                        ------------    ------------    ------------

         Gross profit                      6,356,000       5,972,000       4,832,000

OPERATING EXPENSES:
     Advertising and catalog costs         2,000,000       1,547,000         674,000
     Other marketing                       1,421,000       1,338,000       1,135,000
                                        ------------    ------------    ------------
         Total marketing                   3,421,000       2,885,000       1,809,000
     General and administrative            2,254,000       2,210,000       1,784,000
                                        ------------    ------------    ------------
         Total operating expenses          5,675,000       5,095,000       3,593,000
                                        ------------    ------------    ------------

OPERATING INCOME                             681,000         877,000       1,239,000

SPECIAL CHARGES                             (785,000)              -               -
INTEREST EXPENSE, net                       (445,000)       (350,000)       (358,000)
                                        ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES           (549,000)        527,000         881,000

         Income tax benefit (expense)         76,000         575,000         (31,000)
                                        ------------    ------------    ------------

NET INCOME (LOSS)                       $   (473,000)   $  1,102,000    $    850,000
                                        ============    ============    ============

Basic earnings (loss) per share         $      (0.42)   $       1.03    $       0.85
                                        ============    ============    ============

Diluted earnings (loss) per share       $      (0.42)   $       0.95    $       0.79
                                        ============    ============    ============


           See accompanying notes to consolidated financial statements


              AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    January 1, 1998 through December 31, 2000


                                        COMMON STOCK
                                  --------------------------    Additional       Retained
                                    Number                         Paid          Earnings
                                     of           Common            in          (Accumulated
                                   Shares          Stock          Capital         Deficit)         Total
                                  ----------     -----------   -------------    ------------   -------------

Balance as of January 1, 1998        922,872     $  46,000     $   6,504,000    $ (1,832,000)  $   4,718,000

Sale of common stock under the
   employee stock purchase plan        1,367             -             7,000               -           7,000
Exercise of options                   43,285         2,000           229,000               -         231,000
Exercise of warrants                  78,000         4,000           341,000               -         345,000
Net income                                 -             -                 -         850,000         850,000
                                  ----------     -----------   -------------    ------------   -------------

Balance as of December 31, 1998    1,045,524        52,000         7,081,000        (982,000)      6,151,000

Sale of common stock under the
   employee stock purchase plan        1,731             -            13,000               -          13,000
Exercise of options                   28,815         2,000           121,000               -         123,000
Net income                                 -             -                 -       1,102,000       1,102,000
                                  ----------     -----------   -------------    ------------   -------------

Balance as of December 31, 1999    1,076,070        54,000         7,215,000         120,000       7,389,000

Sale of common stock under the
   employee stock purchase plan        2,362             -            19,000               -          19,000
Exercise of options                    9,300             -            30,000               -          30,000
Exercise of $10.00 warrants           50,008         2,000           478,000               -         480,000
Expense of warrant issue                   -             -           120,000               -         120,000
Exercise of $8.00 warrants            75,000         4,000           596,000               -         600,000
Special cash dividend                                               (781,000)              -        (781,000)
Net loss                                   -             -                 -        (473,000)       (473,000)
                                  ----------     -----------   -------------    ------------   -------------

Balance as of December 31, 2000    1,212,740     $  60,000     $   7,677,000    $   (353,000)  $   7,384,000
                                  ==========     ===========   =============    ============   =============

           See accompanying notes to consolidated financial statements


              AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999, and 1998


                                                              2000             1999          1998
                                                            -----------    -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                      $  (473,000)   $ 1,102,000    $   850,000
     Expenses not requiring cash outlays:
         Depreciation                                           637,000        620,000        603,000
         Amortization                                           311,000        316,000        275,000
         Bad debt expense                                        95,000         93,000         67,000
         Provision for inventory obsolesence                     84,000         78,000         78,000
         Imputed interest expense                                39,000         54,000         37,000
         Imputed cost of warrants issued                        120,000              -              -
         Provision for deferred taxes                           (76,000)      (575,000)             -
     Changes in working capital items:
         Trade receivables                                      (31,000)      (208,000)        81,000
         Inventories                                           (925,000)        48,000       (242,000)
         Prepaid advertising costs                              (42,000)         3,000       (888,000)
         Accounts payable                                        60,000        148,000        492,000
         Accrued expenses                                       382,000         22,000       (109,000)
         Other                                                  141,000        (46,000)       (35,000)
                                                            -----------    -----------    -----------
         Net cash provided by operating activities              322,000      1,655,000      1,209,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net cash paid                                      -     (1,417,000)      (550,000)
     Installment proceeds from sale of assets                         -        165,000        118,000
     Purchase of property and equipment                        (325,000)      (406,000)      (351,000)
                                                            -----------    -----------    -----------
         Net cash provided (used) by investing activities      (325,000)    (1,658,000)      (783,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable and long term debt             766,000      1,170,000        550,000
     Payments on notes payable and long term debt              (982,000)    (1,333,000)    (1,618,000)
     Proceeds from common stock transactions                  1,129,000        136,000        583,000
     Special cash dividend                                     (781,000)             -              -
                                                            -----------    -----------    -----------
         Net cash provided (used) by financing activities       132,000        (27,000)      (485,000)
                                                            -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                 129,000        (30,000)       (59,000)

Cash, at beginning of period                                     94,000        124,000        183,000
                                                            -----------    -----------    -----------

Cash, at end of period                                      $   223,000    $    94,000    $   124,000
                                                            ===========    ===========    ===========


           See accompanying notes to consolidated financial statements

              AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES
              -----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------------------

Nature of Business
------------------
American Educational Products, Inc. (AMEP or the Company) was organized as a Colorado corporation in 1986. During 2000, G.C. Associates Holdings Corp. ("GC") purchased a majority of AMEP's outstanding common stock. AMEP and GC entered into a merger agreement (see Note 2). In March 2001, Nasco International, Inc. ("Nasco") became the successor to GC's interest in the shares of AMEP previously owned by GC and assumed all of GC's rights and obligations under the merger agreement. Sales to Nasco were $889,000 in 2000, $932,000 in 1999, and $697,000 in 1998.

The Company sells a wide variety of educational products through multiple sales channels. The Company's products include those developed and manufactured by the Company, as well as products manufactured by other companies. The Company's customers include educational institutions, wholesalers, individual educators, and consumers. Approximately 95% of the Company's 2000 sales were in the United States and the remainder was exported to various locations throughout the world.

The Company utilizes several trade names in its marketing efforts. Scott Resources (Scott) specializes in manufacturing math products and earth science (geology) products. Hubbard Scientific (Hubbard) specializes in manufacturing science products for teaching life science (biology and chemistry) and physical science (physics and astronomy). National Teaching Aids (NTA) specializes in manufacturing Microslide(TM) Viewers and the related Microslides(TM). Summit Learning (Summit) distributes a wide array of math and science products primarily through the use of direct mail advertising. To-Sew (To-Sew) designs sewing kits that are sold via direct mail advertising to family and consumer science educators.

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

Cash Equivalents
----------------
Short-term investments with an original maturity of three months or less are considered to be cash equivalents.

Inventories
-----------
Inventories are valued at the lower of cost [using costing systems that approximate a first-in, first-out (FIFO) basis] or market, and consist of the following:

                                             DECEMBER 31,
                                  ------------------------------------
                                       2000                1999
                                  ----------------    ----------------
Raw material                        $  2,245,000        $  2,068,000
Work in process                            4,000              29,000
Finished goods                         3,108,000           2,437,000
Less valuation allowance                (408,000)           (426,000)
                                  ----------------    ----------------
                        TOTAL       $  4,949,000        $  4,108,000
                                  ================    ================

              AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES
              -----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------


Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives ranging generally from 3 to 32 years. Depreciation expense was $637,000, $620,000, and $603,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

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

Property and equipment consist of the following:

                                                     DECEMBER 31,
                                               2000                1999
                                          ---------------     ---------------
Reproduction masters                       $  3,645,000        $  3,517,000
Plant machinery and equipment                 2,150,000           1,994,000
Office furniture and equipment                  291,000             287,000
Land and buildings                              738,000             738,000
Information systems                           1,147,000           1,095,000
Vehicles and other                               36,000              36,000
                                          ---------------     ---------------
                                              8,007,000           7,667,000
Less accumulated depreciation                (5,845,000)         (5,208,000)
                                          ---------------     ---------------
                                           $  2,162,000        $  2,459,000
                                          ===============     ===============


Video Library
-------------
The Company capitalizes costs incurred relating to the development of educational video products. These costs are amortized over the estimated future unit sales of the video products on an individual film forecast computation method. Estimated future unit sales of each video represent a significant estimate and are reviewed quarterly by the Company. All development costs were fully amortized during 2000 in accordance with the Company's sales estimates. Actual sales have continued beyond the estimated end of life. Fully amortized costs will remain on the balance sheet until the videos are discontinued. Amortization expense was $94,000, $123,000, and $142,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

As of December 31, 2000 and 1999 the video library consists of:

                                           2000                 1999
                                      -----------------    ----------------
Production costs - completed videos       $  940,000          $  940,000
Accumulated amortization                    (940,000)           (846,000)
                                      -----------------    ----------------
                               TOTAL                -         $   94,000
                                      =================    ================


Intangibles
-----------
In the various acquisitions made by the Company, the purchase price was allocated to individual assets, including intangible assets, based upon their estimated fair market value. If any portion of the overall purchase price cannot be allocated to specific assets, that portion is allocated to goodwill. Copyright costs are amortized over the shorter period of the estimated remaining lives of the products or the estimated remaining lives of their related copyrights. The lives range from 2 years to 6 years.

              AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES
              -----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------


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

As of December 31, 2000 and 1999, intangible assets consist of:

                                            2000
                 -----------------------------------------------------------
                                         ACCUMULATED
                      COST              AMORTIZATION               NET
                 ---------------    ----------------------    --------------
Copyrights         $    650,000             $   (650,000)                 -
Covenants             1,189,000                 (837,000)       $   352,000
Goodwill              1,345,000                 (182,000)         1,163,000
                 ---------------    ----------------------    --------------
                    $ 3,184,000             $ (1,669,000)       $ 1,515,000
                 ===============    ======================    ==============

                                            1999
                 -----------------------------------------------------------
                                         ACCUMULATED
                      COST              AMORTIZATION               NET
                 ---------------    ----------------------    --------------
Copyrights          $   650,000             $   (607,000)     $      43,000
Covenants             1,189,000                 (753,000)           436,000
Goodwill              1,345,000                  (92,000)         1,253,000
                 ---------------    ----------------------    --------------
                    $ 3,184,000             $ (1,452,000)       $ 1,732,000
                 ===============    ======================    ==============

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

Long-Lived Assets and Intangibles
---------------------------------
Management periodically assesses recoverability of all long-lived assets, including intangibles. The assessment for impairment is performed whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable. The assessment compares the carrying value of the assets to the estimated future cash flows of the assets, exclusive of interest. If an impairment is indicated, a provision is made to reduce the asset's carrying value to its estimated fair value.

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

Stock-Based Compensation
------------------------
Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation ("SFAS 123") requires disclosure of the fair value and other characteristics of stock options granted to employees. Under the provisions of SFAS 123, the Company has elected to continue using the intrinsic value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25").

              AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES
              -----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------

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

Supplemental Disclosures of Cash Flow Information -
-------------------------------------------------

                                                        DECEMBER 31,
                                            ---------------------------------
                                              2000      1999          1998
                                            --------   ---------   ----------
Cash payments for:
Interest                                    $408,000   $318,000    $  297,000
                                            ========   =========   ==========
Income Taxes                                       -   $ 20,000    $   21,000
                                            ========   =========   ==========

Non-cash investing and financing activities:
Capital leases incurred in exchange for
     equipment purchases                     $16,000   $ 72,000    $  186,000
                                            ========   =========   ==========
Acquisition of companies with debt                 -          -    $2,609,000
                                            ========   =========   ==========


Impact of Recently Issued Accounting Standards
------------------------------------------------
In June 1998, Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. The Company does not currently engage in any activities that would be covered by SFAS 133.

Reporting Comprehensive Income
------------------------------
Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") became effective during 1998. SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Since its inception, the Company has not entered into any transactions that meet the definition of comprehensive income other than net income or net loss. Accordingly, the balance of accumulated comprehensive income at December 31, 2000 was nil and total comprehensive income (loss) for each of the three years ending December 31, 2000 was equal to the net income (loss) reported for the year.

2.  PENDING MERGER AND SPECIAL CHARGES:
    -----------------------------------

              AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES
              -----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------


On July 10, 2000, the Board of Directors of AMEP agreed in principle to the terms of a merger proposal from G.C. Associates Holdings Corp. ("GC"). In March 2001, Nasco International, Inc. ("Nasco") became the successor to GC's interest in the shares of AMEP previously owned by GC and assumed all of GC's rights and obligations under the merger agreement. Under the terms of the agreement, AMEP will become a wholly owned subsidiary of Nasco and all shareholders other than Nasco and its affiliates will receive $10.00 in cash for each share of AMEP stock that they own. The merger agreement is subject to shareholder approval and other conditions. Merger related documents have been submitted to regulatory agencies for review and the shareholder vote will be held shortly after all approvals are received.

During 2000, AMEP incurred certain costs classified as special charges in the accompanying statement of operations. These costs include approximately $350,000 related to the redemption of stock options held by directors, $98,000 related to the redemption of stock options held by employees, $250,000 related to shareholder litigation, and $87,000 of various legal, accounting and regulatory fees incurred as a result of the pending merger


In connection with the pending merger, the Board of Directors has committed to repurchase common stock and stock options owned by four senior managers. The cost to the Company will approximate $400,000 to be incurred at the time the merger closes.

3.   ACQUISITIONS:
     -------------

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

NTA produces the Microslide(TM) System. Microslides(TM) are 35mm photographs taken through a microscope. Each set of photographs is designed to teach a specific scientific concept. The 35mm images are viewed through a Microslide(TM) Viewer, a specially designed plastic device that resembles a microscope.

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

              AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES
              -----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------


The Summit acquisition was recorded using the purchase method of accounting and the operating results of Summit were included in the Company's consolidated results of operations commencing July 1, 1998.

The following pro-forma presentation has been prepared as if all of the acquisitions had occurred on January 1, 1998.

PRO-FORMA (unaudited)                                 YEAR ENDED DECEMBER 31,
                                            2000               1999               1998
                                       ---------------    ---------------    ----------------
Net sales                                 $16,192,000        $16,029,000         $16,607,000
Net income (loss)                          ($473,000)         $1,067,000            $363,000
Basic earnings (loss) per share               ($0.42)              $1.00               $0.40
Diluted earnings (loss) per share             ($0.42)              $0.92               $0.34

The pro-forma amounts presented above include adjustments to historical amounts for interest on acquisition debt incurred, amortization of goodwill, and depreciation of revalued furniture and equipment. The pro-forma information is not necessarily indicative of the results of operation of the combined company had these events occurred on January 1, 1998. Furthermore, AMEP made substantial changes to the operations of each acquired enterprise subsequent to the acquisition date. Specifically, a duplicative facility acquired with NTA was closed and the operations were relocated to Chippewa Falls, Wisconsin. A duplicative facility acquired with To-Sew was closed and the operations were relocated to Fort Collins, Colorado. The number of catalogs and costs thereof mailed by Summit were substantially reduced. None of these changes are reflected in the pro-forma amounts above. Therefore, the amounts presented above are not indicative of future results.


4.   NOTES PAYABLE AND LONG-TERM DEBT:
     --------------------------------

The Company has a revolving line of credit pursuant to an asset-based financing agreement that expires April 30, 2002. Borrowing under this line of credit bears interest at a floating rate plus 1% (totaling 10.5% as of December 31, 2000). Interest is payable monthly. The principal balance was $2,541,000 at December 31, 2000. The agreement provides for maximum borrowings up to $4,050,000. The actual amount available to be borrowed at any one time is derived from a borrowing base formula as defined in the agreement relating to allowable inventory and accounts receivable. As of December 31, 2000, the borrowing base formula would have limited borrowings to $3,074,000. The line of credit is collateralized by substantially all of the Company's assets. As the financing agreement contains a subjective "due-upon-demand" clause, the entire balance is classified as a current liability. In addition, the borrowing arrangement contains both positive and negative compliance covenants. The Company is currently in violation of two covenants. One concerns actions that result in a change of control of the Company. The second requires the Company to maintain a fixed charges coverage ratio of 1.75 (as defined). Despite these violations, the lender has not demanded payment. There are current negotiations with the lender to restructure the terms of the debt. Scheduled principal payments are $36,000 per month.

              AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES
              -----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------



The Company's long-term debt consisted of the following:

                                                                               2000              1999
                                                                           -------------     --------------
Note Payable to the sellers of NTA, principal due in four annual              $464,000           $687,000
    installments of $237,500.  At the option of the Company, can be converted into common stock at a rate of $10 per share.
    Collateralized by intellectual property.

License agreement, due in four annual installments of $100,000.
    Collateralized by intellectual property.                                   182,000            257,000

Capital lease obligations, due in monthly installments of $13,000 with varying maturities.  Collateralized by information system
    hardware and manufacturing equipment.                                      202,000            321,000

Other                                                                                -             59,000
                                                                           -------------     --------------

Total                                                                          848,000          1,324,000
Less current maturities                                                       (420,000)          (430,000)
                                                                           -------------     --------------
Long-term debt                                                                $428,000           $894,000
                                                                           =============     ==============


At December 31, 2000, the future minimum principal payments on long term debt and capitalized lease obligations were as follows:

     2001              $  420,000
     2002                 400,000
     2003                  19,000
     2004                   9,000
                   ---------------
    Total              $  848,000
                   ===============

The note payable to the sellers of NTA bears interest at a stated rate of 7.5%, payable annually. For financial reporting purposes, the note was assigned an additional 2.5% of imputed interest (total interest rate of 10%). The face value of the note was $475,000 at December 31, 2000 and $712,000 at December 31, 1999. The license agreement is non-interest bearing. For financial reporting purposes, the license was assigned an imputed interest rate of 10%. The face value of the license payable was $200,000 at December 31, 2000 and $300,000 at December 31, 1999.


5.   COMMITMENTS:
     -----------

The Company leases office space, equipment, and warehouse facilities under noncancellable operating leases. Total rental expense for each of the last three years was $338,000 in 2000, $322,000 in 1999, and $240,000 in 1998. Future
minimum rental commitments at December 31, 2000 are as follows:

              AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES
              -----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------


                  2001                      $ 200,000
                  2002                        167,000
                  2003                        163,000
                  2004                        168,000
                  Thereafter                   41,000
                                         -------------
                  Total                     $ 739,000
                                         =============

The Company has certain royalty agreements with third parties on various products. Total royalty expense for each of the last three years was $135,000 in 2000, $156,000 in 1999, and $115,000 in 1998.

6.   SHAREHOLDER LITIGATION:
     -----------------------

In connection with the Company's proposed merger, William Federman commenced a civil lawsuit on July 13, 2000 in the District Court in Boulder County, Colorado, on behalf of himself and, purportedly, all others similarly situated. The complaint sought an order preventing AMEP from proceeding with the merger or any other business combination until an auction or other procedure designed to obtain the highest possible price for shareholders was held, and other relief. GC and its parent company, Geneve Corporation, and members of AMEP's Board of Directors were named as defendants in the suit in addition to the Company.

Shortly after the Federman suit was filed, another action alleging almost identical claims was filed in the same court by Dean Shahinian on behalf of himself and all others similarly situated. The two cases were consolidated into one action.

On November 13, 2001, all parties reached an agreement-in-principle to settle the lawsuit. The Court has granted preliminary approval of the settlement agreement. The Court provisionally certified the lawsuit as a class action and set a "Settlement Fairness Hearing" for May 2, 2001. Shareholders and warrantholders of AMEP common stock are permitted to submit objections as to the fairness of the settlement to the Court. Absent any objections, the order is likely to be made final at the conclusion of the hearing on May 2, 2001.


7.   STOCKHOLDERS' EQUITY:
     ---------------------

Preferred Stock
---------------
The Company has authorized 50,000,000 shares of preferred stock. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. None of the shares are issued and outstanding.

Common Stock
------------
The Company has authorized 100,000,000 shares of $0.05 par value common stock.

During 1997, the Company issued a warrant dividend to existing shareholders. The warrant dividend consisted of one warrant for each share of common stock owned by shareholders of record on June 5, 1997. Each warrant entitled its holder to purchase one additional share of the Company's common stock at an exercise price of $10.00 per share. No voting rights were attached to the warrant.

A registration statement under the securities act of 1933 was filed regarding the warrants and was declared effective by the Securities and Exchange Commission in December 1997. The warrants were issued and began trading on December 5, 1997 on the NASDAQ Small Cap Market System under the symbol AMEPW. NASDAQ informed the Company that, in its opinion, the ex-dividend date for these warrants should be December 5, 1997, the day that trading commenced. As a result of the delayed ex-dividend date, the Company determined that it should issue additional warrants to disenfranchised shareholders who sold shares between June 5, 1997 and December 5, 1997. The additional warrants were issued in 1999 after the Securities and Exchange Commission declared the amended registration statement effective. All of these warrants, amounting to 992,000, were issued and outstanding at December 31, 1999. During 2000, 50,000 warrants were exercised. All remaining warrants expired on December 1, 2000.

              AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES
              -----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------

Warrants
--------
During 2000, the Company issued 75,000 warrants to its investor relations firm. Each warrant entitled its holder to purchase one share of the Company's common stock at an exercise price of $8.00 per share. No voting rights were attached to the warrants. The Company recorded an imputed cost of $120,000 related to these warrants, all of which were exercised in August 2000.

              AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES
              -----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------


Earnings per Share
------------------

The following is a reconciliation of basic and diluted earnings per share:


                                                           For the year ended December 31, 2000
                                                           ------------------------------------
                                                       Income             Shares             Per Share
                                                     (Numerator)       (Denominator)          Amount
                                                    --------------    ----------------
Basic EPS
  Income available to common shareholders              ($473,000)           1,134,139         ($0.42)
                                                                                           ==============
Effect of dilutive securities
  Stock options                                                                     -
  Convertible debt                                              *                   *
Diluted EPS
                                                    --------------    ----------------
  Income   available  to  common   stockholders
   plus assumed conversions                            ($473,000)           1,134,139         ($0.42)
                                                    ==============    ================     ==============

--------------------------------------------------------------------------------

* - Additional income of $55,397 and additional shares of 55,397 would be anti-dilutive

                                                           For the year ended December 31, 1999
                                                           ------------------------------------
                                                       Income             Shares             Per Share
                                                     (Numerator)       (Denominator)          Amount
                                                    --------------    ----------------
Basic EPS
  Income available to common shareholders              $1,102,000           1,071,000         $1.03
                                                                                           ==============
Effect of dilutive securities
  Stock options                                                                65,000
  Warrants                                                                     25,000
  Convertible debt                                              *                   *
Diluted EPS
                                                    --------------    ----------------
  Income   available  to  common   stockholders
   plus assumed conversions                            $1,102,000           1,161,000         $0.95
                                                    ==============    ================     ==============

--------------------------------------------------------------------------------
* - Additional income of $79,000 and additional shares of 79,000 would be anti-dilutive


                                                           For the year ended December 31, 1998
                                                           ------------------------------------
                                                       Income             Shares             Per Share
                                                     (Numerator)       (Denominator)          Amount
                                                    --------------    ----------------
Basic EPS
  Income available to common shareholders                $850,000           1,000,000              $0.85
                                                                                           ==============
Effect of dilutive securities
  Stock options                                                                64,000
  Warrants                                                                     11,000
  Convertible debt                                         47,000              63,000
Diluted EPS
                                                    --------------    ----------------
  Income   available  to  common   stockholders
   plus assumed conversions                              $897,000           1,138,000              $0.79
                                                    ==============    ================     ==============

--------------------------------------------------------------------------------

              AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES
              -----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------


Options to purchase 123,000 shares of common stock were outstanding at December 31, 2000. All of them had an anti-dilutive effect on the 2000 earnings per share calculation. Furthermore, the Company has committed to redeem certain outstanding options held by key employees. During 2000, the Company recorded a cost of $98,000 reflecting its commitment.

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

The Company also had warrants outstanding at December 31, 1998 to purchase 916,000 shares of common stock at $10 per share. The 916,000 warrants resulted in 11,000 incremental shares.

ESPP
----
Substantially all of the Company's regular full-time employees are eligible to participate in an employee stock purchase plan (ESPP), except those owning more than 5% of the Company's common stock or more than $25,000 in value of the Company's common stock. Stockholders have authorized issuance of up to 60,000 shares under the ESPP. Under the ESPP, employees may purchase shares at 85% of the NASDAQ quoted market value on either the beginning or ending date of the six month enrollment period, whichever is less. The number of shares purchased under the ESPP for each of the three years ending December 31 was 2,362 in 2000, 1,731 in 1999, and 1,367 in 1998. Expenses related to the ESPP are not material.

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

All 36,000 incentive stock options outstanding at December 31, 2000 were fully vested and exercisable. The incentive stock options had exercise prices ranging from $3.875 to $7.125.

At December 31, 2000, there were 16,485 shares authorized for future grants of incentive stock options under the existing Plan.

The Company has issued non-qualified stock options under the terms of the 1997 Plan (and its predecessor plan). During 1998, the Company issued 59,000 non-qualified stock options to its employees and directors at 100% of fair value at the date of the grant. During 1999, the Company issued 46,500 non-qualified stock options to its employees and directors at 100% of fair value at the date of the grant. No options were issued in 2000. All 87,000 non-qualified options outstanding at December 31, 2000 were exercisable. The non-qualified stock options had exercise prices ranging from $3.875 to $9.125.

              AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES
              -----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------


The following is a summary of the number of shares under option:


                                              NUMBER OF SHARES
                            -----------------------------------------------------
                                  INCENTIVE               NON-                          WEIGHTED
                                      STOCK          QUALIFIED                           AVERAGE
                                     OPTION              STOCK                          EXERCISE
                                       PLAN            OPTIONS          TOTAL              PRICE
                            ------------------ -----------------  ---------------   -------------


Balance, Jan. 1, 1998                78,700             83,000        161,700              $4.40

   Options granted                        -             59,000         59,000              $8.00
   Options exercised                 (7,385)           (29,000)       (36,385)             $4.50
   Options terminated                (1,865)           (10,000)       (11,865)             $5.20
                            ------------------ -----------------  ---------------

Balance, Dec. 31, 1998               69,450            103,000        172,450              $5.59

   Options granted                        -             46,500         46,500              $9.13
   Options exercised                (25,850)            (3,000)       (28,850)             $4.86
   Options terminated               ( 1,800)            (5,000)        (6,800)             $8.61
                            ------------------ -----------------  ---------------

Balance, Dec. 31, 1999               41,800            141,500        183,300              $6.49

   Options granted                        -                  -              -                  -
   Options exercised                 (5,300)            (4,000)        (9,300)             $3.23
   Options terminated                (  500)           (50,500)       (51,000)             $4.98
                            ------------------ -----------------  ---------------

Balance, Dec. 31, 2000               36,000             87,000        123,000              $7.23
                            ================== =================  ===============   =============

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

              AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES
              -----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------


                                       YEAR ENDED DECEMBER 31,
                               2000               1999              1998
                          ---------------    ---------------    -------------
Net income
     As reported             ($ 473,000)        $ 1,102,000        $ 850,000
     Pro forma               ($ 473,000)        $   946,000        $ 512,000
Basic earnings per
   common share
     As reported                 ($0.42)              $1.03            $0.85
     Pro forma                   ($0.42)              $0.88            $0.51
Diluted earnings per
   common share
     As reported                 ($0.42)              $0.95            $0.79
     Pro forma                   ($0.42)              $0.81            $0.49

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

The fair value of each option granted was estimated as of the date of grant using the Black - Scholes option pricing model with the following weighted average assumptions:

                                             YEAR ENDED DECEMBER 31,
                                         2000         1999          1998
                                        --------    ----------    ---------
Estimated fair value / share of
     options granted                        N/A         $4.62        $4.41
Expected volatility                         N/A           59%          58%
Risk free interest rate                     N/A          5.8%         5.2%
Expected dividends                          N/A         $0.00        $0.00
Expected term (in years)                    N/A           4.0          5.0


8.   INCOME TAXES:
     -------------

The composition of income tax benefit (expense) for the years ended December 31 was as follows:

                                  2000         1999         1998

                              ------------- ------------ ------------
Current                                  -            -   $( 31,000)
Deferred                         $  76,000    $ 575,000           -
                              ------------- ------------ ------------
Total                            $  76,000    $ 575,000   $( 31,000)
                              ============= ============ ============

Generally, the difference between the Company's current effective tax rate and the Federal statutory rate of 34% is primarily caused by the addition of state taxes (2% - 4%) offset by changes to the deferred tax valuation allowance and permanent differences for non-deductible expenditures. In 2000, certain costs related to the shareholder litigation and which were recorded for financial reporting purposes may not be deductible for tax purposes. The net effect of the non-deductible items reduced the effective tax rate by approximately 20%.

In previous years, the Company incurred net operating losses. Internal Revenue Service regulations allow the Company to carryforward its net operating losses and offset them against future taxable income, if any. As of December 31, 2000, the NOL carryforwards approximate $2,300,000 and expire in the years 2009, 2010, and 2011. Current tax regulations impose a number of limitations and restrictions on the usage of net operating loss carryforwards. Specifically, the Company must earn future taxable income such that the NOL's can be used as a deduction. A change in control of the Company could limit the usage of the NOL. Thus, there is no guarantee that the Company will be able to utilize the carryforwards before they expire. Nevertheless, the Company believes that it is more likely than not that it will utilize the NOL carryforwards before they expire.

              AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES
              -----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------


The tax benefit reported in 2000 represents recognition of a deferred tax asset for the net loss incurred.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31 were as follows:

                                            2000              1999
                                       --------------     -------------
Deferred tax assets (liabilities):
Current
    Accounts receivable                 $    51,000       $    31,000
    Inventories                             124,000           132,000
    Prepaid advertising costs              (452,000)         (434,000)
    Accrued Expenses                         80,000
    Net operating losses                    197,000           271,000
Long-term
    Property, plant and equipment           (40,000)         (113,000)
    Net operating losses                    691,000           688,000
                                       --------------     -------------
Net deferred tax asset                  $   651,000       $   575,000
                                       ==============     =============

The Company has determined that it was more likely than not that it would be able to offset future taxable income against the net operating loss carryforwards. Accordingly, no valuation allowance has been provided. The Company will periodically review the net realizable value of its deferred tax asset. Should the deferred tax asset become impaired in the future, an appropriate valuation allowance will be provided.


9.   CONSOLIDATED SEGMENT DATA:
     -------------------------

The Company follows Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), which established standards for the way companies report information about their operating segments. Prior period amounts have been restated to conform to the requirements of this new statement.

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

              AMERICAN EDUCATIONAL PRODUCTS, INC., AND SUBSIDIARIES
              -----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------



   Description      Year   Manufacturing   Distribution    Corporate          Total
------------------ ----   --------------   -----------     ------------    ------------
Net Sales          2000   $  9,708,000     $  6,484,000               -    $ 16,192,000
                   1999     10,342,000        4,622,000               -      14,964,000
                   1998      9,154,000        2,521,000               -      11,675,000

Operating          2000   $  2,549,000     $    171,000    ($ 2,039,000)   $    681,000
Income             1999      2,868,000          226,000      (2,217,000)        877,000
                   1998      2,439,000          584,000      (1,784,000)      1,239,000

Interest Expense   2000   $    247,000     $     86,000    $    112,000    $    445,000
                   1999        170,000           39,000         141,000         350,000
                   1998        204,000           19,000         135,000         358,000

Assets             2000   $  7,739,000     $  2,766,000    $  2,401,000    $ 12,906,000
                   1999      7,661,000        2,367,000       2,603,000      12,631,000
                   1998      8,242,000        1,484,000       1,476,000      11,202,000

Capital
Acquisitions       2000   $    220,000     $     91,000    $     29,000    $    340,000
                   1999        181,000          256,000          46,000         483,000
                   1998        374,000           72,000         101,000         547,000


Depreciation       2000   $    548,000     $     70,000    $    330,000    $    948,000
And                1999        578,000           28,000         330,000         936,000
Amortization       1998        628,000                -         250,000         878,000



10.  SUBSEQUENT EVENTS (unaudited):
     -----------------------------

In March 2001, AMEP reached an agreement-in-principle with its affiliate, Nasco International, Inc. ("Nasco"), pursuant to which it is anticipated that Nasco will manage Summit and To-Sew on behalf of AMEP from Nasco's existing facilities. Relocation of certain Summit and To-Sew operations from Fort Collins, Colorado to Fort Atkinson, Wisconsin began in March 2001.