Form 10KSB/A
period 2000-12-31
AMERICAN EDUCATIONAL PRODUCTS INC
filed 2001-04-30
CIK 790069

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

Amendment to Form 10-KSB for the Year Ended December 31, 2000
-------------------------------------------------------------

This amendment contains Part III of the Form 10-KSB filed by American Educational Products, Inc. (the "Company") for the year ended December 31, 2000.

The signature page included herein was inadvertently omitted from the Form 10-KSB filed by the Company for the year ended December 31, 2000.


                                    PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons

The names, ages, offices held, principle occupations during the last five years, directorships, certain other affiliations, and other information for the Registrant's Directors and Executive Officers are set forth below:

         Name                 Age                  Position
----------------------      -------   ------------------------------------
Clifford C. Thygesen          65      President and Director
Richard J. Ciurczak           45      Director
John J. Crawford              55      Director
Frank L. Jennings             50      Vice President and Chief Financial Officer

Clifford C. Thygesen, President of the Company since January 22, 1996 and a Director since 1986, also served as its Executive Vice-President from 1986 until January 1992. Mr. Thygesen is also currently a director of Rockies Fund, Inc. a Colorado Springs, Colorado based Business Development Company registered under the Investment Company Act of 1940 and a director of Global Casinos, Inc., a publicly-traded company engaged in the ownership and operation of domestic and international casinos and limited stakes gaming properties. He received his B.S. degree in Industrial Administration from the University of Illinois in 1961.

Richard J. Ciurczak has served as a director of the Company since January 1998, and as President and Chief Operating Officer of Nasco International, Inc., Fort Atkinson, Wisconsin, since October 1996. Through its four mail order operations and twenty catalogs circulated throughout the United States and 100 foreign countries, Nasco serves the education and agriculture industries. Prior to October 1996, Mr. Ciurczak served in various capacities within Nasco dating back to 1974, including Executive Vice President and Chief Financial Officer. Mr. Ciurczak received his Bachelor of Science degree in Business Administration in 1976 from Seton Hall University, New Jersey, and attended the MBA program at Seton Hall University from 1977 through 1983.

John J. Crawford has served as a director of the Company since July 1999. He has also served as President and Chief Executive Officer of the Aristotle Corporation ("Aristotle") since April 2, 1990 and Chairman of its Board since April 1993. Aristotle is a holding company primarily engaged in the design, manufacture, and marketing of health care training products. From August 1994 to December 2000, Mr. Crawford was President and Chief Executive Officer of the Regional Water Authority, a utility located in New Haven, Connecticut. Mr.
Crawford is also a member of the Board of Directors of Webster Financial Corporation.

Frank L. Jennings has served as Vice President and Chief Financial Officer of the Company since 1994. He is also President and a director of The Family Extension, Inc., a Colorado non-profit corporation. He received his B.A. degree in Economics from Austin College and his MBA in Finance from Indiana University.

In an initial decision of an administrative law judge dated March 9, 2001, Mr. Thygesen was found to have violated Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, by making material misrepresentations as to the value of securities held as an asset of an investment company of which he was an independent director. The decision concluded that because of the misrepresentations, the investment company had violated Section 13(a) of the Exchange Act and related rules and that Mr. Thygesen had aided and abetted or caused the violations. The judge ordered that Mr. Thygesen cease and desist from aiding and abetting violations of Section 10(b) and Rule 10b-5, and ordered him to pay a civil penalty of $160,000. Mr. Thygesen has appealed the decision. Other than this decision, Mr. Thygesen has not during the last five years, (i) been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) or (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction.

The Company has adopted a Formula Compensation Plan for outside Directors. For their services, all outside Directors are paid an annual fee of $10,000 each.

Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis.

Compliance with Section 16(c) of the Exchange Act
-------------------------------------------------

Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission and the NASDAQ stock market. Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates.

Based solely on a review of the copies of such reports required by Section 16(a), the Company believes that its officers, Directors, and stockholders owning greater than 10% of the Common Stock of the Company complied with all applicable Section 16(a) filing requirements.


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

                                     TABLE 1
                           SUMMARY COMPENSATION TABLE


                                                                                    Long Term Compensation
                                                                             -------------------------------------
                                                 Annual Compensation                  Awards           Payouts
                                          ---------------------------------- ------------------------- -----------
Name and                                                           Other                                                All
                                                                   Annual       Restricted                            Other
Principal                                                          Comp-          Stock       Options/     LTIP        Compen-
Position                          Year      Salary       Bonus    ensation       Awards        SARs      Payouts      sation
-------------------------------- -------- ------------ --------- ----------- ------------- ----------- ----------- ------------
Clifford C. Thygesen, Chief       2000      $ 123,168    $    0   $      0        0               0     $     0      $    0
Executive Officer and             1999        111,705         0      6,600        0             500           0           0
President of the Company and      1998         98,077         0      4,880        0          10,000           0           0
its subsidiaries


All executive officers of the Company participate in the Company's group health insurance plan and 401(k) Plan. Except as indicated, no executive officer received perquisites and other personal benefits that, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.

The Company has a written employment agreement with Mr. Thygesen that provides for an annual base salary of $112,000 and the use of a Company vehicle. The agreement provides for payments equivalent to one year's salary and benefits upon Mr. Thygesen's separation from the Company.

The Company has written change in control agreements with Michael Anderson, Vice President of Marketing, and Frank Jennings, Vice President of Finance. The agreements provide for payments equivalent to six months salary and benefits upon Mr. Anderson's or Mr. Jenning's separation from the Company.

Management Bonus Plans

For the fiscal years ended December 31, 2000, 1999, and 1998, no management bonuses were earned or paid.

The following table sets forth certain information concerning the granting of stock options during the last completed fiscal year to each of the named executive officers and the terms of such options:


                                     TABLE 2
                           Option/SAR Grants for Last
                          Fiscal Year-Individual Grants

                    Number of Securities             % of Total
                         Underlying                 Options/SARs
                    Options/SARs Granted        Granted to Employees      Exercise Price        Expiration
     Name                    (#)                   in Fiscal Year             ($/sh)               Date
----------------    ----------------------     -----------------------    ----------------    ---------------

Clifford C.
Thygesen                      0                         N/A                     N/A                N/A


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


                                     TABLE 3
               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

                                                                                                Value of
                                                                        Number of              Unexercised
                                                                       Unexercised            In-the-Money
                                                                      Options/SARs            Options/SARs
                                                      Value           at FY-End (#)         at FY-End ($)(2)
                                                                      -------------         -------------
                             Shares Acquired       Realized(1)        Unexercisable/          Unexercisable/
         Name                on Exercise (#)           ($)             Exercisable             Exercisable
------------------------    -------------------    ------------    --------------------     ------------------

Clifford C. Thygesen                0                   0                  0/                      $0/
                                                                         37,400                 $132,688

--------------------------
(1) Value Realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of the Common Stock on the date the options are exercised.

(2)  The  value  of  unexercised   options  is  determined  by  calculating  the
     difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.

Item 11. Security Ownership of Management and Principal Stockholders

The following table sets forth, as of the date of this Report, the stock ownership of each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's common stock, all Directors individually and all Directors and Officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted. All share ownership is direct, unless otherwise noted:


                                                      Amount of
                                                     Beneficial
    Name and Address of Beneficial Owner              Ownership          Percent of Class (1)
----------------------------------------------    ------------------     --------------------

Clifford C. Thygesen                                  65,200 (2)               5.22%
4893 Idylwild Trail
Boulder, Colorado 80301

Richard J. Ciurczak                                      -0-                    -0-%
901 Janesville Avenue
Ft. Atkinson, Wisconsin 53538

John J. Crawford                                         -0-                    -0-%
27 Elm Street
New Haven, Connecticut 06511

Nick Fegen                                            75,000                   6.18%
595 Southfork Drive
Waukee, IA 50263

Nasco International, Inc.                            666,961                  55.00%
901 Janesville Avenue
Ft. Atkinson, Wisconsin 53538

All Directors and Officers                           92,259 (2,3)              7.30%
As a Group (4 Persons)

--------------------------
(1) Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of the date of this report, or within 60 days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent owned by the group.

(2) Includes non-qualified options exercisable to purchase 1,000 shares of Common Stock at an exercise price of $4.50 per share granted June 5, 1995 pursuant to the Formula Plan for Directors, incentive stock options exercisable to purchase 5,900 shares of Common Stock at an exercise price of $4.50 per share granted February 29, 1996, incentive stock options exercisable to purchase 10,000 shares of Common Stock at an exercise price of $4.50 per share granted March 29, 1996, non-qualified options exercisable to purchase 10,000 shares of Common Stock at an exercise price of $3.875 per share granted May 28, 1997 pursuant to the Formula Plan for Directors, non-qualified options exercisable to purchase 10,000 shares of Common Stock at an exercise price of $8.00 per share granted August 18, 1998, and non-qualified options exercisable to purchase 500 shares of Common Stock at an exercise price of $9.125 per share granted July 22, 1999.

(3) Includes options owned by Mr. Thygesen (see footnote 2) plus the following options owned by Mr. Jennings: incentive stock options exercisable to purchase 3,000 shares of Common Stock at an exercise price of $3.875 per share granted May 28, 1997, non-qualified options exercisable to purchase 6,000 shares of Common Stock at an exercise price of $8.00 per share granted August 18, 1998, and non-qualified options exercisable to purchase 5,000 shares of Common Stock at an exercise price of $9.125 per share granted July 22, 1999.

Item 12. Transactions with Management and Others

In March 2000, G.C. Associates Holdings Corp. ("GC") acquired a majority interest in AMEP's common stock. In April 2000, the Board of Directors was restructured and representatives of GC were appointed to fill two of the three Board positions. In connection with the restructuring, the Company redeemed stock options owned by four departing directors for a cost approximating $350,000.

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

In March 2001, AMEP reached an agreement-in-principle with Nasco pursuant to which it is anticipated that Nasco will manage Summit Learning and To-Sew on behalf of AMEP from Nasco's existing facilities. Relocation of certain Summit and To-Sew operations from Fort Collins, Colorado to Fort Atkinson, Wisconsin began in March 2001.

Mr. Richard J. Ciurczak has been President and Chief Operating Officer of Nasco since October 1996. Nasco is a wholly owned subsidiary of Geneve Corporation. Mr. John J. Crawford has been President and Chief Executive Officer of the Aristotle Corporation since April 2, 1990 and Chairman of its Board since April 1993. Geneve holds a 50.4% ownership interest in The Aristotle Corporation. Both Messrs. Ciurczak and Crawford are directors of AMEP. Mr. Ciurczak and Mr. Crawford, as a result of their positions with AMEP, owe fiduciary duties to the shareholders of AMEP.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AMERICAN EDUCATIONAL PRODUCTS, INC.

Date: March 30, 2001                         /s/ Clifford C. Thygesen
      --------------                        -------------------------------
                                            Clifford C. Thygesen, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                      Title                          Date
-------------------------    -----------------------------      --------------

/s/ Clifford C. Thygesen     President and Director             March 30, 2001
-------------------------    (Principal Executive Officer)      --------------
Clifford C. Thygesen


/s/ Frank L. Jennings        Vice President and                 March 30, 2001
-------------------------    Assistant Secretary                --------------
Frank L. Jennings            (Principal Financial and
                             Accounting Officer)

/s/ Richard J. Ciurczak      Director                           March 30, 2001
-------------------------                                       --------------
Richard J. Ciurczak


/s/ John J. Crawford         Director                           March 30, 2001
-------------------------                                       --------------
John J. Crawford