Form 10QSB
period 2001-03-31
AMERICAN EDUCATIONAL PRODUCTS INC
filed 2001-05-14
CIK 790069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-16310
                                                 -------


                       AMERICAN EDUCATIONAL PRODUCTS, INC.
                       -----------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Colorado                                             84-1012129
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification number)


6560 Gunpark Drive, Suite E, Boulder, Colorado                         80301
----------------------------------------------                      ----------
  (Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (303) 527-3230
                                                           --------------

             6550 Gunpark Drive, Suite 200, Boulder, Colorado 80301
--------------------------------------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been
subject to filing requirements for the past 90 days.    Yes X      No
                                                           ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 11, 2001, the Company had 1,212,740 shares of its $0.05 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one).  Yes       No  X
                                                               ---       ---

                                      INDEX

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                              Page

         Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2000                                               2

         Consolidated Statements of Operations for the
         three months ended March 31, 2001 and March 31, 2000                3

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 2001 and March 31, 2000                4

         Consolidated Statement of Stockholders' Equity from
         January 1, 2001 through March 31, 2001                              5

         Notes to Consolidated Financial Statements                          6

Item 2. Management's discussion and analysis of financial condition and results of operations

         Liquidity and Capital Resources                                    10

         Results of Operations                                              12

                          PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings                                                15

Item 2.    Changes in Securities                                            15

Item 3.    Defaults Upon Senior Securities                                  15

Item 4.    Submission of Matters to a Vote of Security Holders              15

Item 5.    Other Information                                                15

Item 6.    Exhibits and Reports on Form 8-K                                 15


              AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   as of March 31, 2001 and December 31, 2000

                                                                          March 31,
                                                                            2001        December 31,
                                                                        (Unaudited)         2000
                                                                        ------------    ------------
                                 ASSETS
CURRENT ASSETS                   ------
      Cash                                                              $    158,000    $    223,000
      Trade receivables, net of allowance of $167,000 and $146,000         1,997,000       1,888,000
      Inventories                                                          5,032,000       4,949,000
      Prepaid advertising costs                                            1,118,000       1,213,000
      Other                                                                  205,000         222,000
                                                                        ------------    ------------
           TOTAL CURRENT ASSETS                                            8,510,000       8,495,000

PROPERTY AND EQUIPMENT, net                                                2,080,000       2,162,000

INTANGIBLE ASSETS, net                                                     1,471,000       1,515,000

DEFERRED TAXES, net                                                          717,000         651,000

OTHER ASSETS                                                                  84,000          83,000
                                                                        ------------    ------------

TOTAL ASSETS                                                            $ 12,862,000    $ 12,906,000
                                                                        ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES
      Note payable                                                      $  3,193,000    $  2,541,000
      Current maturities of long-term debt                                   409,000         420,000
      Accounts payable                                                       871,000       1,409,000
      Accrued expenses                                                       754,000         724,000
                                                                        ------------    ------------
           TOTAL CURRENT LIABILITIES                                       5,227,000       5,094,000

LONG - TERM DEBT, less current maturities                                    408,000         428,000

COMMITMENTS

STOCKHOLDERS' EQUITY
      Preferred stock; $0.01 par value; 50,000,000 shares authorized;
           none issued or outstanding                                              -               -
      Common stock; $0.05 par value; 100,000,000 shares authorized;
           1,212,740 and 1,212,740 shares issued and outstanding              60,000          60,000
      Additional paid in capital                                           7,677,000       7,677,000
      Accumulated deficit                                                   (510,000)       (353,000)
                                                                        ------------    ------------
           TOTAL STOCKHOLDERS' EQUITY                                      7,227,000       7,384,000
                                                                        ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                             $ 12,862,000    $ 12,906,000
                                                                        ============    ============

           See accompanying notes to consolidated financial statements

              AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               for the Three Months ended March 31, 2001 and 2000
                                   (Unaudited)

                                      March 31,      March 31,
                                        2001           2000
                                     -----------    -----------
INCOME:
     Net sales                       $ 3,569,000    $ 3,783,000
     Cost of goods sold                2,228,000      2,334,000
                                     -----------    -----------

         Gross profit                  1,341,000      1,449,000

OPERATING EXPENSES:
     Advertising and catalog costs       534,000        428,000
     Other marketing                     361,000        358,000
                                     -----------    -----------
         Total marketing                 895,000        786,000
     General and administrative          522,000        614,000
                                     -----------    -----------
         Total operating expenses      1,417,000      1,400,000
                                     -----------    -----------

OPERATING INCOME (LOSS)                  (76,000)        49,000

SPECIAL CHARGES                          (51,000)

INTEREST EXPENSE, net                    (96,000)      (103,000)
                                     -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES       (223,000)       (54,000)

     Deferred income tax benefit          66,000         21,000
                                     -----------    -----------

NET INCOME (LOSS)                    $  (157,000)   $   (33,000)
                                     ===========    ===========

Basic Earnings (Loss) per Share      $     (0.13)   $     (0.03)
                                     ===========    ===========

Diluted Earnings (Loss) per Share    $     (0.13)   $     (0.03)
                                     ===========    ===========

           See accompanying notes to consolidated financial statements

              AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months ended March 31, 2001 and 2000
                                   (Unaudited)

                                                      March 31,      March 31,
                                                        2001           2000
                                                     -----------    ------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                               $ (157,000)    $   (33,000)
     Expenses not requiring cash outlays:
         Depreciation                                   165,000         155,000
         Amortization                                    44,000          82,000
         Provision for bad debts                         24,000          23,000
         Provision for inventory obsolescence            21,000          21,000
         Imputed interest expense                         8,000          11,000
         Imputed cost of options and warrants                 -          30,000
         Provision for deferred taxes                   (66,000)        (21,000)
     Changes in working capital items:
         Trade receivables                             (133,000)       (563,000)
         Inventories                                   (104,000)       (566,000)
         Prepaid advertising costs                       95,000          (5,000)
         Accounts payable                              (538,000)       (101,000)
         Accrued expenses                                30,000         (40,000)
         Other                                          (60,000)        (92,000)
                                                     -----------    ------------
     Net cash (used) by operating activities           (671,000)     (1,099,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Installment proceeds from sale of assets            76,000
     Purchase of property and equipment                 (83,000)        (36,000)
                                                     -----------    ------------
         Net cash (used) by investing activities         (7,000)        (36,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable and long term debt     761,000       1,340,000
     Payments on notes payable and long term debt      (148,000)       (176,000)
     Proceeds from common stock transactions                  -          23,000
                                                     -----------    ------------
         Net cash provided by financing activities      613,000       1,187,000
                                                     -----------    ------------

NET INCREASE (DECREASE) IN CASH                         (65,000)         52,000

Cash, at beginning of period                            223,000          94,000
                                                     -----------    ------------

Cash, at end of period                               $  158,000     $   146,000
                                                     ===========    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for:
         Interest                                    $   81,000     $    68,000
                                                     ===========    ============
         Income taxes                                $        -     $         -
                                                     ===========    ============


           See accompanying notes to consolidated financial statements

              AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     January 1, 2001 through March 31, 2001
                                   (Unaudited)


                                       COMMON STOCK
                                --------------------------  Additional
                                  Number                      Paid
                                   of           Common         in          Accumulated
                                 Shares          Stock       Capital         Deficit         Total
                                ----------- --------------  -----------    ------------   -----------

Balance as of January 1, 2001     1,212,740   $    60,000   $ 7,677,000    $  (353,000)   $ 7,384,000

Net loss                                  -             -                     (157,000)      (157,000)
                                                                           -----------    -----------

Balance as of March 31, 2001      1,212,740   $    60,000   $ 7,677,000    $  (510,000)   $ 7,227,000
                                ===========   ===========   ===========    ===========    ===========




           See accompanying notes to consolidated financial statements

              AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
              ----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


Note 1 -- Presentation
----------------------
The accompanying unaudited consolidated financial statements of American Educational Products, Inc. ("AMEP" or the "Company") have been prepared in accordance with the instructions to Form 10-QSB and generally accepted accounting principles for interim financial information. In the opinion of the Company, these unaudited consolidated financial statements contain all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

During 2000, G.C Associates Holdings Corp. ("GC") purchased a majority of AMEP's outstanding common stock. AMEP and GC entered into a Merger Agreement (see Note
3). In March 2001, Nasco International, Inc. ("Nasco") became the successor to GC's interest in the shares of AMEP previously owned by GC and it assumed all of GC's rights and obligations under the Merger Agreement. Sales to Nasco were $889,000 in 2000, $932,000 in 1999, and $697,000 in 1998.

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

Note 3 - Pending Merger and Special Charges
-------------------------------------------
On August 14, 2000, AMEP entered into a merger agreement with GC. Under the terms of the agreement, AMEP will become a wholly owned subsidiary of Nasco and all shareholders other than Nasco and its affiliates will receive $10.00 in cash for each share of AMEP stock that they own. The merger agreement is subject to shareholder approval and other conditions.

The shareholder meeting to vote on the merger is scheduled for May 31, 2001. If the merger is consummated, AMEP will be delisted from the Nasdaq SmallCap Market and the Pacific Exchange. Furthermore, it is intended that registration of AMEP common stock under the Securities Exchange Act of 1934 will be terminated.

During 2001, AMEP incurred certain costs classified as special charges in the accompanying statement of operations. These costs include various legal, accounting and regulatory fees incurred as a result of the pending merger.

              AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
              ----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


In connection with the pending merger, the Board of Directors has committed to repurchase common stock and stock options owned by four senior managers. The cost to the Company will approximate $400,000 to be incurred at the time the merger closes.

Note 4 - Distribution Segment Management Agreement
--------------------------------------------------
In March 2001, AMEP reached an agreement-in-principle with Nasco, pursuant to which it is anticipated that Nasco will manage Summit and To-Sew on behalf of AMEP from Nasco's existing facilities. Relocation of certain Summit and To-Sew operations from Fort Collins, Colorado to Fort Atkinson, Wisconsin began in March 2001. No material relocation costs were incurred in the first quarter ending March 31, 2001.

Note 5 - Notes Payable and Demand for Repayment
-----------------------------------------------
The Company has a revolving line of credit pursuant to an asset-based financing agreement that expires April 30, 2002. Borrowing under this line of credit bears interest at a floating rate plus 1% (totaling 9% as of March 31, 2001). Interest is payable monthly. The principal balance was $3,193,000 at March 31, 2001. The line of credit is collateralized by substantially all of the Company's assets.

The borrowing arrangement contains both positive and negative covenants. The Company received notice from its lender that the lender intends to terminate the borrowing arrangement on June 15, 2001 and has demanded repayment of all borrowings on or before that date. The Company is currently exploring alternate financing resources.

Note 6 - Shareholder Litigation
-------------------------------
In connection with the Company's proposed merger, William Federman commenced a civil lawsuit on July 13, 2000 in the District Court in Boulder County, Colorado, on behalf of himself and, purportedly, all others similarly situated. The complaint sought an order preventing AMEP from proceeding with the merger or any other business combination until an auction or other procedure designed to obtain the highest possible price for shareholders was held, and other relief. GC and its parent company, Geneve Corporation, and members of AMEP's Board of Directors were named as defendants in the suit in addition to the Company.

Shortly after the Federman suit was filed, another action alleging almost identical claims was filed in the same court by Dean Shahinian on behalf of himself and all others similarly situated. The two cases were consolidated into one action.

On November 13, 2000, all parties reached an agreement-in-principle to settle the lawsuit. On May 2, 2001, a Settlement Fairness Hearing was held before the Court. At the conclusion of the hearing, the judge signed the final settlement order and dismissed all claims. The settlement order requires the Company to pay the plaintiffs' attorneys fees and expenses if the merger is consummated. The Company estimates that its total costs of litigation will approximate $250,000, all of which was accrued during 2000.

Note 7 - Possible Delisting
---------------------------
The Company has been notified by Nasdaq that it no longer meets the minimum requirements for continued listing on the Nasdaq SmallCap Market. Specifically, Nasdaq alleges that the number of shares available for "public float" is less than the required minimum of 500,000 shares. The Company has appealed the Staff Determination and requested a hearing before the Nasdaq Listing Qualifications Panel. The hearing is scheduled for June 8, 2001. There can be no assurance that the panel will grant the Company's request for continued listing.

              AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
              ----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


Note 8 - Income Taxes
---------------------
The provision for deferred income taxes for the three months ended March 31, 2001 was computed at the effective rate that the Company expects to use for the entire year. The effective rate differs from the statutory federal rate of 34% primarily because of the addition of state taxes and adjustments for permanent differences between book income and tax income.

Note 9 - Earnings per Share
---------------------------

The following is a reconciliation of basic and diluted earnings per share:


                                                             For the three months ended March 31, 2001
                                                             -----------------------------------------
                                                            Income             Shares           Per Share
                                                          (Numerator)       (Denominator)        Amount
                                                         --------------    ----------------    ------------
Basic EPS
---------
  Net loss                                                  ($157,000)           1,212,740         ($0.13)
                                                                                               ============
Effect of dilutive securities
-----------------------------
  Stock options                                                                          *
  Convertible debt                                                                       *

                                                         --------------    ----------------    ------------
Diluted EPS
-----------
  Loss attributable to common stockholders
  plus assumed conversions                                  ($157,000)           1,212,740         ($0.13)
                                                         ==============    ================    ============


* - For first quarter of 2001, common shares underlying stock options of 123,000 and convertible debt of 47,500 were excluded, as they were anti-dilutive.


                                                             For the three months ended March 31, 2000
                                                             -----------------------------------------
                                                            Income             Shares           Per Share
                                                          (Numerator)       (Denominator)        Amount
                                                         --------------    ----------------    ------------
Basic EPS
---------
  Net loss                                                   ($33,000)           1,082,000         ($0.03)
                                                                                               ============
Effect of dilutive securities
-----------------------------
  Stock options                                                                          *
  Warrants                                                                               *
  Convertible debt                                                                       *
                                                         --------------    ----------------    ------------
Diluted EPS
-----------
  Loss attributable to common stockholders
  plus assumed conversions                                   ($33,000)           1,082,000         ($0.03)
                                                         ==============    ================    ============

* - For the first quarter of 2000, common shares underlying stock options of 134,000, warrants of 1,067,000 and convertible debt of 71,000 were excluded, as they were anti-dilutive.


Note 10 - Segment Information

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

              AMERICAN EDUCATIONAL PRODUCTS, INC. AND SUBSIDIARIES
              ----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)



Transactions between reportable segments are recorded at cost. Substantially all general and administrative services are provided by the Company to the segments without charge. Acquisition related expenses, including amortization of acquisition costs, are considered a corporate expense. All of the Company's assets are located in the United States of America.

AMEP is operated as an integrated enterprise and the segment amounts reported herein would not necessarily be indicative of operating results if the segments were operated independently. The following table presents segment data for the three months ended March 31, 2001 and 2000:


Description            March 31         Manufacturing      Distribution       Corporate          Total
-----------            --------         -------------      ------------       ----------       ----------

Net Sales                2001           $ 1,812,000         $ 1,757,000                 -      $  3,569,000
                         2000             2,139,000           1,644,000                 -         3,783,000

Operating Income         2001           $   332,000         $    49,000       $  (457,000)     $    (76,000)
                         2000               475,000             196,000          (622,000)           49,000

Interest Expense         2001           $    53,000         $    21,000       $    22,000      $     96,000
                         2000                50,000              18,000            35,000           103,000

Depreciation and         2001           $   104,000         $    23,000       $    82,000      $    209,000
Amortization             2000               132,000              14,000            91,000           237,000


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

Consummation of the merger is contingent on several factors, including approval by a majority of the votes cast by the minority shareholders. The Company has scheduled a special meeting of shareholders for May 31, 2001 to consider and vote on the merger. Information has been mailed to shareholders in conjunction with the meeting.

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

Liquidity and Capital Resources - March  31, 2001 Compared to December 31, 2000
-------------------------------------------------------------------------------

The Company's current ratio declined from 1.67 on December 31, 2000 to 1.63 on March 31, 2001. Net loss for the first quarter of 2001 was ($157,000). Earnings before interest, taxes, depreciation and amortization were $82,000.

During first quarter 2001, cash flow from operations plus borrowings under the revolving line of credit were sufficient to fund all of the Company's operating cash requirements. Working capital decreased 4% from $3,401,000 as of December 31, 2000 to $3,283,000 as of March 31, 2001.

The Company has an asset based financing arrangement with U.S. Bank Business Finance, an affiliate of U.S. Bancorp ("U.S. Bank"). The arrangement expires on April 30, 2002, and provides for borrowings up to $4,050,000. Certain amounts available to be borrowed under the agreement are derived from a borrowing base as defined in the agreement relating to allowable inventory and accounts receivable. As of March 31, 2001, the borrowing base formula allowed for borrowings up to the limit of $3,408,000 and the loan balance on that date was $3,193,000. Borrowings are collateralized by substantially all the Company's assets. Interest, computed at a floating rate plus 1%, is payable monthly. In addition, the Company is required to make minimum monthly principal payments of $36,000.

The borrowing arrangement contains a demand provision such that the lender can demand repayment at any time. Accordingly, the entire balance of outstanding borrowings is reflected as a current liability. On April 19, 2001, the lender informed the Company that it intends to terminate the borrowing arrangement as of June 15, 2001 and demanded payment in full of all advances and other amounts outstanding under the financing arrangement on or before that date.

The Company is currently exploring alternate financing sources. Should additional financing not be obtained prior to June 15, 2001, the Company would not have sufficient capital resources to repay the advances and would suffer material adverse consequences.

Furthermore, on April 30, 2001, the Company received a Nasdaq Staff Determination indicating that the Company fails to comply with the minimum 500,000 shares of public float requirement for continued listing set forth in Marketplace Rule 4310(c)(7), and that its securities are therefore subject to delisting from the Nasdaq SmallCap Market. Furthermore, the staff noted that the Company did not hold an annual meeting of shareholders during 2000, a violation of Marketplace Rule 4350(e). The Company believes that its public float exceeds 500,000 shares and that the shareholder meeting scheduled for May 31, 2001 satisfies Nasdaq requirements. Therefore, the Company has appealed the Staff Determination before the Nasdaq Listing Qualification Panel. There can be no assurance that the panel will grant the Company's request for continued listing. Should the pending merger fail to close, delisting from Nasdaq could have negative effects on the Company's common share prices and could have negative effects on the Company's ability to obtain capital resources.

Accounts  receivable   increased  from  $1,888,000  at  December  31,  2000,  to
$1,997,000 at March 31, 2001, an increase of $109,000 or 6%. The increase is attributable to the seasonal nature of sales.

Inventories increased from $4,949,000 at December 31, 2000, to $5,032,000 at March 31, 2001, an increase of $83,000 or 2%. This increase can be attributed primarily to preparation for seasonal increases in sales.

Prepaid advertising costs of $1,118,000 at March 31, 2001 represent deferred costs associated with mailing the 2001 spring catalogs. The comparable amount from December 31, 2000 was $1,213,000.

The Company mails its spring catalogs in late December as well as additional mailings throughout the first quarter. The costs of the mailings are charged against income on a pro-rata basis using estimated revenues for each catalog.

Net property and equipment decreased $82,000 or 4% from $2,162,000 at December 31, 2000, to $2,080,000 at March 31, 2001. The Company recorded depreciation expense of $165,000 for first quarter 2001. Capital expenditures for the quarter of $82,000 consisted of new rock crushing equipment, tooling costs, and product development expenses.

Intangible and other assets decreased from $1,598,000 at December 31, 2000, to $1,555,000 at March 31, 2001, a decrease of $43,000 or 3%. The decrease was the result of normal amortization expense.

Accounts payable decreased from $1,409,000 at December 31, 2000, to $871,000 at March 31, 2001, a decrease of $538,000 or 38%. The large decrease was due to payments of catalog expenditures.

Borrowings under the Company's working capital line of credit were increased from $2,541,000 at December 31, 2000, to $3,193,000 at March 31, 2001, an
increase of $652,000 or 26%. The Company's borrowing needs typically increase during the first quarter to fund the mailing of spring catalogs.

Stockholders'   equity  decreased  from  $7,384,000  at  December  31,  2000  to
$7,247,000 at March 31, 2001, a decrease of $137,000, all of which resulted from the net loss for the period.

Other  than  the  foregoing,   management  knows  of  no  trends,   demands,  or
uncertainties that are reasonably likely to have a material impact on the Company's short-term liquidity or capital resources.


Results of Operations - March 31, 2001 Compared to March 31, 2000
-----------------------------------------------------------------

The Company reported a net loss of ($157,000) for the first quarter of 2001, compared to a net loss of ($33,000) for same period of 2000. Basic loss per share for the first quarter of 2001 was ($0.13) per share. Basic loss per share for the first quarter of 2000 was ($0.03) per share.

The Company's revenues in first quarter 2001 were $3,569,000, an decrease of $214,000 or 6% from the $3,783,000 of first quarter 2000. Manufacturing segment sales declined $250,000 in institutional sales channels in first quarter 2001 compared to the previous year.

The cost of goods sold for first quarter ended March 31, 2001, was $2,228,000, a decrease of 5% over $2,334,000 in first quarter 2000. The decrease in cost of goods sold was due to lower sales in the first quarter 2001.

Consolidated gross profits for first quarter 2001 were $1,341,000, a decrease of $108,000 or 8% from $1,449,000 in first quarter 2000.

Manufacturing Segment - For the manufacturing segment, revenues were $1,812,000 in 2001 and $2,139,000 in 2000. There were no unusual revenue items in either year. Manufacturing gross margins declined to $669,000 in 2001 from $792,000 in 2000. The decrease is due to lower sales volume in institutional sales channels. Operating expenses were $291,000 in 2001, $26,000 less than 2000 operating expenses of $317,000. The decline in operating expenses is due to a reduction of catalog spending and delayed spending on other marketing endeavors. Operating income declined to $332,000 in 2001 from $475,000 in 2000. The decline is due to decreased sales in the institutional sales channels.

Distribution Segment - Revenues for the distribution segment increased from $1,644,000 in 2000 to $1,757,000 in 2001. Sales volume increased for both Summit Learning and To-Sew. Gross margin increased from $657,000 in 2000 to $672,000 in 2001. Operating expenses increased from $461,000 in 2000 to $623,000 in 2001. The result was net operating income of $49,000 in 2001 versus $196,000 in 2000.

The advertising component of marketing costs, which was $534,000 for the quarter ended March 31, 2001, increased $106,000 or 25% from the first quarter 2000. The increased catalog costs resulted from a more balanced allocation of catalog spending to sales.

Other marketing costs of $361,000 for the quarter ended March 31, 2001 increased by $3,000 or 1% from the first quarter 2000.

General and administrative expenses of $522,000 for the quarter ended March 31, 2001, decreased by $92,000 or 15% from first quarter 2000. The decrease is due to reduced investor relations costs, directors' fees, and salaries.

Special merger related charges of $51,000 were recorded in the first quarter 2001. These charges include various legal, accounting, and regulatory fees incurred as a result of the pending merger. No special charges were incurred in the first quarter of 2000.

Interest expense decreased $7,000, or 7%, to $96,000 in first quarter 2001 compared to $103,000 in first quarter 2000. The difference is attributable to lower interest rates.

Net loss before taxes for the quarter ended March 31, 2001 was ($223,000) compared to the net loss of ($54,000) for the quarter ended March 31, 2000.

The Company recorded an income tax benefit of $66,000 for the quarter ended March 31, 2001 compared to an income tax benefit of $21,000 for the quarter ended March 31, 2000.

The Company has NOL carryforwards and contribution carryforwards for income tax purposes of approximately $2,300,000, which expire beginning in 2009. Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL carryforwards and contribution carryforwards are subject to certain limitations in the amount of carryforwards that the Company may utilize to offset future taxable income. The NOL carryforward is recognized on the balance sheet as deferred taxes with a balance of $717,000 on March 31, 2001.

Inflation did not have any material effect on the Company's operations for 2001 and 2000. During 2000, there was an increase in the cost of petroleum and its derivative products. Those cost increases resulted in increased surcharges for incoming freight and shipping. These charges did not materially impact the financial statements for 2000. However, increased costs of petroleum and utilities have continued into 2001. They may have an adverse impact on the Company's future profitability in the form of higher raw material costs as suppliers pass through their increased manufacturing, utility, and transportation costs. While the Company attempts to mitigate the impact of cost increases, there are no guarantees that future cost increases would not have an adverse impact.

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

PART  II. OTHER INFORMATION

Item 1. Legal Proceedings

     On May 2, 2001, a Settlement Fairness Hearing was held before the District Court of Boulder County, Colorado to review the proposed settlement of the class action civil lawsuits filed in connection with the proposed merger. At the conclusion of the hearing, the judge signed the final settlement order and dismissed all claims. The settlement requires the Company to pay plaintiffs' attorneys fees and expenses in the amount of $198,000 if the merger is consummated.

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

                                       AMERICAN EDUCATIONAL PRODUCTS, INC.

Dated: May 11, 2001                     By:   /s/ Clifford C. Thygesen
       ------------                           ------------------------
                                              Clifford C. Thygesen, President


Dated: May 11, 2001                     By:   /s/ Frank L. Jennings
       ------------                           ---------------------
                                              Frank L. Jennings, Chief Financial
                                              Officer and Vice President
                                              of Finance